Form 10KSB
period 2001-12-31
PARK PREMIER MINING CO
filed 2002-05-24
CIK 76286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                               ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2001

| |      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-1701

                           PARK-PREMIER MINING COMPANY
                 (Name of small business issuer in its charter)

               UTAH                                    87-6116557
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                32391 HORSESHOE DRIVE, EVERGREEN, COLORADO 80439

              (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (303)670-3885

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                 $0.25 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days. Yes     No  X
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

              Issuer's revenues for its most recent fiscal year. $0

 Aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2001: $0 (See Item 5)

     Number of shares outstanding of issuer's Common Stock, $0.25 par value, as of December 31, 2001: 2,000,000 (See Item 11)

                    Documents incorporated by reference: NONE

   Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                 ---    ---
Exhibit index on consecutive page 11                          Page 1 of 56 Pages

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Park-Premier Mining Company ("Park-Premier") was incorporated in the State of Utah in 1907. Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation ("Park-Cummings"). The Company owns 51% of the issued and outstanding shares of Park-Cummings. Unless otherwise indicated herein, the term "Company" means Park-Premier, and Park-Cummings. As of December 2001, the Company owns a 6.29% interest in EastSide Group, LLC ("EastSide"). EastSide was organized as a Utah limited liability company on March 24, 1999, by property owners, including the Company, within an area of land known as "Area B" in the Jordanelle Basin, Wasatch County, Utah. Eastside was formed to coordinate and work with Wasatch County and the Jordanelle Special Services District in facilitating and obtaining necessary approvals for the development of infrastructure and master planning for property owned by the members of EastSide. The Company's interest in East Side is diluted as additional property owners become members of EastSide.

         The Company owns patented mining claims covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. Included within this acreage is Park-Cummings' ownership of 8 patented mining claims comprised of approximately 80 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. The Company is carrying a note receivable from Park-Cummings in the amount of $293,439, which includes accrued interest, and is considering exchanging the note for the land Park-Cummings currently owns. See Item 2. "Description of Property."

         Although these claims were originally acquired for mineral exploration purposes, management believed the claims would be more valuable if developed as residential properties or commercial buildings. Management began discussing a master development plan with adjoining landowners and Wasatch County Officials and obtained rezoning for residential or commercial development on the land. Most of the claims owned by the Company are, however, "land- locked" by the encroachment of the Jordanelle Reservoir Project, discussed below. While details for the Jordanelle Special Services District water and sewer plan were approved and enacted, there is no water available on the property. The Jordanelle Special Services District currentlly charges a reservation fee for landowners to procure water. The amount of the fee is very high and continues to increase. No water is expected to reach the property for another two to three years. Management has looked at alternatives available to develop the property but has concluded that development is not a real possibility. Management does not believe that the Company will be able to continue to hold the property and, therefore, liquidation of the Company through the sale of its property, or otherwise, appears imminent.

         It is not anticipated that compliance with federal, state, or local provisions regarding environmental protection has had, or will have, a material effect on the Company, unless the Company begins real estate development projects on its properties, at which time the Company will have to evaluate the extent to which environmental protection provisions could affect the Company's operations.

JORDANELLE DAM AND RESERVOIR PROJECT

         In 1994, the Bureau of Reclamation of the United States Department of Interior sought to condemn a portion of the property owned by the Company for use by the Bureau of Reclamation in the Jordanelle Dam and Reservoir project, which is part of the Central Utah Project. Trial on the matter of just compensation was held March 16-20, 1998. The Court entered judgment in favor of the Company and against the United States in the amount of $630,156. The Company's attorney fees, expert witness fees and other litigation costs, which were paid from the judgment proceeds, totaled $319,214.

         The Company used the proceeds of the Bureau of Reclamation condemnation as operating capital. The Company has not generated revenue from operations for many years. In order to meet its needs for working capital, the Company has borrowed funds from a major stockholder and Officer of the Company and from other affiliates in the form of convertible notes. See "Item
12. Certain Relationships and Related Transactions."

         As of December 31, 2001, the Company had outstanding promissory notes payable in the amount of $464,924, reflecting monies borrowed by the Company since October 1987. The notes are convertible into shares of the Company's common stock at a price to be determined by the Board of Directors. The conversion price shall not be more than $0.10 per share. Currently, all of the Company's authorized stock is issued and outstanding. In order for conversion of these notes to occur, the Company's Articles of Incorporation must be amended to increase the number of authorized shares. The notes accrue interest at 12% per annum. Accrued interest at December 31, 2001 and 2000 was $49,813 and $44,476, respectively. All notes, plus accrued interest, were rewritten on January 1, 2002 and are due January 1, 2004. Without funding from the major stockholder and affiliates and the rewriting of the convertible notes to extend the maturity date, the Company could not continue to exist. There can be no assurance that funding from these sources will continue in the future.

         The Company has not spent any funds on research and development for the past two fiscal years.

EMPLOYEES

         The Company has no full-time employees and does not expect to hire any full-time personnel in the near future. Mr. Robert W. Dunlap, President of the Company, is retained on a part-time basis. Effective May 1, 1999, the Company began compensating Mr. Dunlap at the rate of $100 per hour. See "Item 10. Executive Compensation."


ITEM 2.       DESCRIPTION OF PROPERTY.

MINING CLAIMS

         The Company owns patented mining claims covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. Included within this acreage are 8 patented mining claims, comprised of approximately 80 acres of land situated in the East Elkhorn Mining District, Wasatch County Utah, owned by Park-Cummings Mining Company, a majority-owned subsidiary, of the Company. The Company carries a note receivable from Park-Cummings in the amount of $293,439, which includes accrued interest. Park-Cummings will not be able to repay its debt to the Company in the foreseeable future, and it is likely that the amount due on the note will be exchanged for the land currently owned by Park-Cummings.

         The mining claims are known to contain copper, molybdenum, gold, and silver. Exploration activities have not identified a sufficient quantity or quality of mineralization on the claims. Moreover, the condemnation of a portion of the Company's property by the Bureau of Reclamation, and the reservoir construction creates the likelihood that no mineral development would be permitted. As a result, Management attempted to develop or to posture these claims for development as commercial or residential property rather than as mineral properties. See "Item 1. Description of Business."

         As of December 31, 2001, management has been unsuccessful in its attempts to develop its interest in land related to the mining claims as residential or commercial property. Due to the unavailability of water on the property and the Company's financial condition, the Company will be unable to pursue its redevelopment plan and intends to liquidate its assets in the next several months.

PRINCIPAL OFFICES

         The Company is using the principal offices of Robert W. Dunlap, the President and a director of the Company, without charge. The Company does not have a lease with Mr. Dunlap.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company is not a party to nor is its property the subject of any pending legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of the date of this report, no public market exists for the Company's shares.

         The last available bid prices, as reported by National Quotation Bureau, were as of April 10, 1989. The high and low bid price were both $.07 on that date.

         As of December 31, 2001, there were 833 record holders of the Company's common stock.

         During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

         The Company has no equity compensation plans in effect and has not issued any securities under any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

         From 1987 through December 31, 1998, the Company was in need of working capital and, therefore, entered into various lending arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors. See "Item 12. Certain Relationships and Related Transactions." The proceeds from the notes were used for working capital purposes. The notes accrue interest at 12% per annum and are convertible into shares of the Company's common stock at a price determined by the Company's Board of Directors, which shall not be more than $0.10 per share. The notes were rewritten on January 1, 2002 and are due January 1, 2004. Conversion of the long-term convertible promissory notes cannot occur since all of the authorized stock in the Company is issued and outstanding. Approval by the stockholders to reorganize and restructure the equity in the Company and thereby increase the number of authorized shares is required before conversion would be possible. Additionally, an election to convert the long-term convertible promissory notes by the holders would be required. The notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.


                                 PRINCIPAL AMOUNT OF NOTES              NUMBER OF COMMON SHARES INTO
                                        OUTSTANDING                   WHICH NOTES MAY BE CONVERTED(1)<F1>

January 1, 1999                         $330,924.20                              3,309,242

January 1, 2000                         $370,635.10                              3,706,351

January 1, 2001                         $415,111.00                              4,151,110

(1)<F1> Calculated based upon a conversion rate of $0.10 per share. The notes provide for a conversion price of $0.10 per share or such other conversion price as the board of directors may deem appropriate, not in excess of $0.10 per share.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         Since approximately 1985, the Company essentially has had no operations. The condemnation action by the Bureau of Reclamation has taken a material part of the Company's properties. The value of the Company's remaining land holdings is indeterminable and is stated at cost on the Company's financial statements. The Company is unable to continue to pursue any plan to redevelop the property it currently owns and its intent, as of April 30, 2002, is to liquidate its assets.

         As of the date of this report the Company had no source of income other than interest earned on cash deposits. The Company must rely entirely upon loans from affiliates and its cash reserves to pay operating expenses. Without such funding, the Company will not continue to exist. There can be no assurance that further loans from affiliates will continue in the future.

PLAN OF OPERATION

         Over the course of time, management has endeavored to monitor and, where required, participate in, and even lead efforts to plan the development of the areas where the Company's real property is located. See "Item 2. Description of Property." The Initial Master Plan for Area B was approved by the Wasatch County Commissioners, and the property was rezoned for residential or commercial development. Details for the Jordanelle Special Services District water and sewer plan were approved and enacted. An Access Agreement was approved and executed by certain landowners within Area B. A Rezoning Application for Area B and Area B North was approved to permit residential or commercial development. Management has looked at alternatives available to the Company to pursue development of the property, but none seem possible or practical.

         Management estimates that the Company only has sufficient funds to continue its existence until December 31, 2002. On January 1, 2002, convertible notes issued to certain affiliates were rewritten and are due January 1, 2004. See "Item 5. Recent Sales of Unregistered Securities" and "Item 12. Certain Relationships and Related Transactions." During the six months following the filing of this report, management intends to begin the process of selling its assets and liquidating the Company.

LIQUIDITY

         The Company's cash flows during 2001 and 2000 resulted in net losses of $(91,515) and $(77,487), respectively. The Company's investing activities used cash in the amount of $(29,935) and $(51,594) for 2001 and 2000, respectively. These uses were partially offset by increased borrowings from related parties of $44,476 and $39,711 in 2001 and 2000, respectively. Operating activities used cash of $81,500 and $78,842 during 2001 and 2000, respectively.

         At December 31, 2001 and 2000, the Company had working capital of ($30,600) and $46,374, respectively. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Of the $79,567 of current liabilities at December 31, 2001, $49,813 was accrued interest owed to related parties. See "Results of Operations" below. Other than interest earned on cash deposits, the Company presently has no external sources of cash.

ASSETS

         At December 31, 2001, the Company had total assets of $201,408 compared to total assets of $238,233 at December 31, 2000. The majority of the Company's assets is comprised of the mining claims the Company owns covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. See "Item 2. Description of Property."

RESULTS OF OPERATIONS

         The Company has no current operations other than the potential development of its remaining claims, and has not generated any revenue other than loans from affiliates. As of the date of this report the Company's only source of income was interest on cash deposits. The Company must rely entirely upon loans and such cash deposits to pay operating expenses.

         The Company's operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of this annual report and the accompanying financial statements. During 2001, professional fees were $30,487 compared to $28,488 during 2000. Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by expenses.

         The Independent Accountant's Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not provide revenues to cover its expenses. Management intends to liquidate the Company's assets within the next six months.

ITEM 7.       FINANCIAL STATEMENTS.

         Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The officers and directors of the Company are:


         NAME                 AGE      TITLE(S)
         ----                 ---      --------
         Robert W. Dunlap      51      President, Chief Executive Officer, Chief
                                       Financial Officer, Treasurer and Director

         Jeffrey L. Lee        48      Vice President, Secretary and Director

         Steven R. Lee         40      Director

         The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors. Directors of the Company receive no compensation to date for their service as directors. Set forth below are brief descriptions of the recent employment and business experience of the Company's officers and directors.

         ROBERT W. DUNLAP, President of the Company since September 1987 and a director of the Company since March 1987, has been engaged in the oil and gas, minerals, and real estate industries since 1990. During that time, Mr. Dunlap worked for several oil and gas and mineral companies in diverse capacities, including land manager, corporate counsel and senior managing landman. Mr. Dunlap obtained a bachelor of science degree in psychology from the University of Colorado 1975 and a juris doctor degree from the University of Denver College of Law in 1979.

         JEFFREY L. LEE has been a Director of the Company since August 1994. From December 1990 to January 1, 2000 he was a Vice President of Sales for Power Packaging, Inc., a privately owned company specializing in manufacturing and logistics outsourcing solutions. Mr. Lee has concentrated on several family businesses since leaving Power Packaging, Inc. He is a general partner of AMI Associates, a Nevada general partnership, and President of Affiliated Mining, Inc. Jeffrey L. Lee is the brother of Steven R. Lee.

         STEVEN R. LEE has been a Director of the Company since January 1994. Since February 1986, Steven Lee has been employed in an administrative position with Power Packaging, Inc. Steven Lee is also a general partner of AMI Associates, a Montana general partnership. He is the brother of Jeffrey L. Lee.

         None of the directors of the Company hold other directorships in reporting companies.

         None of the directors of the Company has been involved in any bankruptcy or criminal (excluding traffic violations and other minor offenses) proceedings. None of the directors of the Company is subject to any order, judgment or decree related to his involvement in any type of business, securities or banking activities or has been found to have violated a federal or state securities or commodities law.

         The  Company  does  not  have  any  standing  audit,   nominating,   or
compensation committees of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         None of the directors, officers, or beneficial owners of more than 10% of the common stock has filed any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the prior fiscal year.


ITEM 10.      EXECUTIVE COMPENSATION.

         The following table sets forth information for the Chief Executive Officer ("CEO") of the Company, Robert W. Dunlap. No disclosure need be provided for any executive officer, other than the CEO, whose total annual compensation and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                                    LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                          AWARDS               PAYOUTS
                                                                                          SECURITIES
                                                             OTHER          RESTRICTED    UNDERLYING
NAME AND                                                    ANNUAL             STOCK          OP                        ALL OTHER
PRINCIPAL                                                   COMPEN           AWARD(S)     TIONS/SARS        LTIP         COMPEN
POSITION           YEAR       SALARY($)      BONUS($)    SATION ($)(2)          ($)           ($)       PAYOUTS ($)    SATION ($)

Robert W.          2001          -0-            -0-          6,863              -0-           -0-           -0-            -0-
Dunlap,            2000          -0-            -0-          5,314              -0-           -0-           -0-            -0-
President(1)       1999          -0-            -0-          9,494              -0-           -0-           -0-            -0-


(1) Prior to May 1, 1999, Mr. Dunlap received compensation of $350 per day ($43.75 per hour for less than full days). Starting May 1, 1999, Mr. Dunlap began receiving compensation of $100 per hour. The compensation due to Mr. Dunlap for 1998, 1997, 1996 and prior years, has been paid in the form of a convertible promissory note which bears interest at the rate of 12% per annum and is convertible into shares of the Company's common stock at a price set by the Company's board of directors. The conversion price shall not be greater than $0.10 per share. See "Item 12. Certain Relationships and Related Transactions."

(2) Mr. Dunlap has deferred $18,790 of the compensation earned for the period of October 1, 2000 through December 31, 2001.

         The Company does not have any employment contracts with any of its officers or directors. See "Item 12. Certain Relationships and Related Transactions." Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. Mr. Dunlap, the Company's chief executive officer, was not granted any stock options during the fiscal years ended December 31, 2001, 2000, and 1999.

STOCK OPTION PLANS

         The Company has no stock option plans.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:


    NAME AND ADDRESS OF
     BENEFICIAL OWNERS                    SHARES OWNED BENEFICIALLY(1)(2)                 PERCENT OF CLASS

Robert W. Dunlap(3)                                  3,825,000(4)                               71.9%
32391 Horseshoe Drive
Evergreen, Colorado 80439

AMI Associates(5)                                      507,500                                  25.4%
1708 Essex Court
St. Charles, Illinois 60174

Affiliated Mining Inc.(6)                              453,640(7)                               18.5%
1708 Essex Court
St. Charles, Illinois 60174

Jeffrey L. Lee                                         979,214(8)                               39.6%
1708 Essex Court
St. Charles, Illinois 60174

Steven R. Lee                                          979,214(9)                               39.6%
1357 Larsen Street
Sycamore, Illinois 60178

Douglas K. Lee                                         548,544(10)                              26.9%
P. O. Box 255
Linn Creek, Missouri 65052

Claudette K. Lee                                       979,214(11)                              39.6%
357 Larsen Street
Sycamore, Illinois 60178

Janice K. Atkins                                       548,544(12)                              22.2%
4840 E. Creek Ridge Trail
Reno, Nevada 89509

Jeanette M. Johnson                                    526,204(13)                              26.1%
P.O. Box 2541
Corona, California 91718

Estate of Bertha Marie Dunlap                          208,770 (3)(14)                           9.5%

All officers and directors as a                      4,822,288(4)(8)(9)                         83.0%
group (3 persons)

------------------

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this Report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 2,000,000 shares of common stock outstanding as of December 31, 2001. Conversion of the long-term convertible promissory notes cannot occur since all of the authorized stock in the Company is issued and outstanding. Approval by the stockholders would be required to increase the Company's authorized capital.

(2) To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(3) Mr. Dunlap is a beneficiary of the estate of Bertha Marie Dunlap, but he is not the executor of the estate. Ms. Dunlap's estate is the holder of a note which is convertible into 208,770 shares of the Company's common stock. Mr. Dunlap disclaims beneficial ownership of the shares issuable to Ms. Dunlap's estate.

(4) Includes 3,317,500 shares issuable upon conversion of a convertible note.

(5) Jeffrey L. Lee, Steven R. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice K. Atkins are general partners of AMI Associates.

(6) Affiliated Mining, Inc ("Affiliated Mining") is a private company owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Candace A. Thoke, Jeanette M. Johnson, Janice K. Atkins and Vera K. Lee. Jeffrey L. Lee, Steven R. Lee and Claudette K. Lee are officers and directors of Affiliated Mining.

(7)      Includes 453,640 shares issuable upon conversion of a note.

(8) Includes 507,500 shares held by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of his 1/7 interest in notes originally held by the Lee Family Partnership. Includes 453,640 shares issuable upon conversion of a convertible note issued to Affiliated Mining.

(9) Includes 507,500 shares held by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of his 1/7 interest in notes originally held by the Lee Family Partnership. Includes 453,640 shares issuable upon conversion of a convertible note issued to Affiliated Mining.

(10) Includes 507,500 shares owned by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of his 1/7 interest in notes originally held by the Lee Family Partnership. Includes 22,340 shares issuable upon conversion of a convertible note.

(11) Includes 507,500 shares held by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of her 1/7 interest in notes originally held by the Lee Family Partnership. Includes 453,640 shares issuable upon conversion of a convertible note issued to Affiliated Mining.

(12) Includes 507,500 shares held by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of her 1/7 interest in notes originally held by the Lee Family Partnership. Includes 22,340 shares issuable upon conversion of a convertible note.

(13) Includes 507,500 shares held by AMI Associates. Includes 18,074 shares issuable upon conversion of notes and representative of her 1/7 interest in notes originally held by the Lee Family Partnership.

(14)     Includes 208,770 shares issuable upon conversion of a convertible note.

CHANGES OF CONTROL

         In the event the long-term convertible promissory notes issued by the Company were converted to equity, a change in control of the Company could occur. However, conversion of the promissory notes cannot occur since all of the authorized stock in the Company is issued and outstanding. Approval by the stockholders increase the number of authorized shares is required before conversion would be possible. Additionally, an election to convert the promissory notes by the holders would be required.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         LOANS MADE BY SHAREHOLDERS/AFFILIATES. From 1987 through January 1, 1999, the Company entered into various lending arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors. The proceeds from the notes were used for working capital purposes. On January 1, 1996, 1997, 1998, and 1999, the Company capitalized the interest accrued on the notes and reissued the notes in the larger amounts. The notes accrue interest at 12% per annum and are convertible into shares of the Company's common stock at a price to be determined by the Company's Board of Directors. The conversion price shall not be more than $0.10 per share. The notes were rewritten January 1, 2002 and are due January 1, 2004.

               Principal Amounts Outstanding at December 31, 2001

          LENDER                 1999           2000            2001         EXPLANATION
          ------                 ----           ----            ----         -----------

          Robert W.             $66,728.03     $66,728.03    $66,728.03      Cash Advances
          Dunlap

          Robert W.              $6,893.76      $6,893.76     $6,893.76      Unreimbursed Expenses
          Dunlap

          Robert W.             $46,873.08     $46,873.49    $46,873.49      Fees
          Dunlap

          Robert W.            $143,974.20    $175,710.49    $211,254.72     Accrued Interest
          Dunlap

          Affiliated Mining     $11,871.98     $11,871.98    $11,871.98      Cash Advances

          Affiliated Mining      $1,510.70      $1,510.70     $1,510.70      Unreimbursed Expenses

          Affiliated Mining     $22,781.46     $27,121.16    $31,981.32      Accrued Interest

          Estate of Bertie      $16,642.73     $18,639.86    $20,877.00      Cash Advance, plus
          Dunlap                                                             Accrued Interest

          Lee Family            $10,086.52     $11,296.90    $12,652.00      Cash Advance, plus
                                                                             Accrued Interest

          Janice Atkins          $1,780.87      $1,994.57     $2,234.00      Cash Advance, plus
                                                                             Accrued Interest

          LENDER                 1999           2000            2001         Explanation
          ------                 ----           ----            ----         -----------

          Douglas K. Lee         $1,780.87      $1,994.57     $2,234.00      Cash Advance, plus
                                                                             Accrued Interest

                   Total       $330,924.20    $370,635.51    $415,111.00

         The lenders are affiliates of the Company. Bertha Marie Dunlap, deceased, is the mother of Robert W. Dunlap, the President and a director of the Company. Affiliated Mining, Inc. is a private company owned by Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Candace A. Thoke, Jeanette M. Johnson, Janice K. Atkins, and Vera K. Lee. Jeffery L. Lee, Steven R. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice K. Atkins are General Partners of AMI Associates. In addition to being officers and directors of the Company and General Partners of AMI Associates, Jeffrey L. Lee, Steven R. Lee, and Claudette K., are also officers and directors of Affiliated Mining, Inc.

         The following table summarizes the amounts outstanding and interest payable on the notes at December 31, 1999, 2000 and 2001:


                         BALANCE OF OUTSTANDING NOTES         INTEREST PAYABLE

December 31, 1999                   $330,924                       $39,711

December 31, 2000                   $370,635                       $39,711

December 31, 2001                   $415,111                       $49,813


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


  REGULATION                                                                                        CONSECUTIVE
  S-B NUMBER                                      EXHIBIT                                           PAGE NUMBER

     3.1            Articles of Incorporation of the Company as Amended on October 21,                  N/A
                    1983 (filed as Exhibit 3 to the Company's 1983 Form 10-K
                    Report and incorporated herein by reference)

     3.2            Bylaws (filed as Exhibit 3.2 to the Company's 1987 Form 10-K Report and             N/A
                    incorporated herein by reference)

     4.1            Convertible Promissory Note, dated September 22, 1987 (filed as Exhibit             N/A
                    4.1 to the Company's 1987 Form 10-K Report and incorporated herein by reference)

     10.1           Letter Agreement (filed as Exhibit 10.1 to the Company's 1988 Form 10-K             N/A
                    Report and incorporated herein by reference)

     10.2           Land Purchase Contract (filed as Exhibit 10.2 to the Company's 1988 Form            N/A
                    10-K Report and incorporated herein by reference)

     10.3           Subordination Agreement (filed as Exhibit 10.3 to the Company's 1988                N/A
                    Form 10-K Report and incorporated herein by reference)

     10.4           Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002            36

     10.5           Promissory Notes issued to Robert W. Dunlap dated January 1, 2002                   40


  REGULATION                                                                                        CONSECUTIVE
  S-B NUMBER                                      EXHIBIT                                           PAGE NUMBER



     10.6           Letter Agreement between the Company and Robert W. Dunlap and Kathy                 N/A
                    L. Dunlap dated October 12, 1990 (filed as Exhibit 10.6 to the Company's
                    1989 Form 10-K Report and incorporated herein by reference)

     10.7           Letter Agreement between the Company and Affiliated Mining, Inc. dated              N/A
                    March 1, 1991 for transfer of property in exchange for cancellation of debt
                    (filed as Exhibit 10.7 to the Company's 1989 Form 10-K Report and
                    incorporated herein by reference)

     10.8           Letter Agreement between the Company and Robert W. Dunlap dated July                N/A
                    1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.8 to the Company's 1989 Form 10-K Report and incorporated herein by reference)

     10.9           Letter Agreement between the Company and Affiliated Mining, Inc. dated              N/A
                    September 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.9 to the Company's 1989 Form 10-K Report and
                    incorporated herein by reference)

     10.10          Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002             45

     10.11          Promissory Note issued to Lee Family dated January 1, 2002                          47

     10.12          Promissory Note issued to Douglas K. Lee dated January 1, 2002                      49

     10.13          Promissory Note issued to Janice Atkins dated January 1, 2002                       51

     10.14          Promissory Note issued to Park-Premier Mining Company dated January 1, 2002         53

      21            Subsidiaries of Registrant                                                          55

     99.1           Summary - Jordanelle Dam Design Data (filed as Exhibit 28.1 to the                  N/A
                    Company's 1987 Form 10-K Report and incorporated herein by reference)

---------------------------

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:
         NONE.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PARK-PREMIER MINING COMPANY



Dated: May 21, 2002                By: /S/ ROBERT W. DUNLAP
                                      ------------------------------------------
                                        Robert W. Dunlap, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                       DATE

                                                     President, Treasurer, and Director
                                                     (Principal Executive, Financial, and
/s/ Robert W. Dunlap                                 Accounting Officer)                         May 21, 2002
------------------------------------------------
Robert W. Dunlap


/s/Jeffrey L. Lee                                    Vice President, Secretary and Director      May 21, 2002
------------------------------------------------
Jeffrey L. Lee


/s/Steven R. Lee                                     Director                                    May 21, 2002
------------------------------------------------
Steven R. Lee


                              FINANCIAL STATEMENTS

                                       AND

                         INDEPENDENT ACCOUNTANTS' REPORT


                           PARK-PREMIER MINING COMPANY

                                December 31, 2001

                                 C O N T E N T S



                                                                                                               PAGE
                                                                                                             ---------

Independent Accountants' Report                                                                                 F-3

Consolidated Balance Sheet                                                                                      F-4

Consolidated Statements of Operations                                                                           F-5

Consolidated Statements of Shareholders' Equity                                                                 F-6

Consolidated Statement of Cash Flows                                                                            F-7

Notes to Consolidated Financial Statements                                                                    F-8-13

Unaudited Consolidated Balance Sheet for three, six and nine months ended
    March 31, 2001, June 30, 2001, and September 30, 2001                                                      F-14

Unaudited Consolidated Balance Sheet for three, six and nine months ended
    March 31, 2000, June 30, 2000, and September 30, 2000                                                      F-15

Unaudited Consolidated Statements of Operations for three months ended
    March 31, 2001 and 2000                                                                                    F-16

Unaudited Consolidated Statements of Operations for six months ended
    June 30, 2001 and 2000                                                                                     F-17

Unaudited Consolidated Statements of Operations for nine months ended
    September 30, 2001 and 2000                                                                                F-18

Unaudited Consolidated Statement of Cash Flows for three months ended
    March 31, 2001 and 2000                                                                                    F-19

Unaudited Consolidated Statement of Cash Flows for six months ended
    June 30, 2001 and 2000                                                                                     F-20

Unaudited Consolidated Statement of Cash Flows for nine months ended
    September 30, 2001 and 2000                                                                                F-21

Notes to Unaudited Consolidated Financial Statements                                                           F-22


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Park-Premier Mining Company


         We have audited the accompanying consolidated balance sheet of Park-Premier Mining Company as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park-Premier Mining Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows the year ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles of the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net operating loss of $91,515 for 2001. It has incurred substantial net losses for the past several years. As of December 31, 2001, the Company had no source of operating revenues. These factors and the others discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ MILLER AND MCCOLLOM

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
March 19, 2002

                           PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                      2001                   2000
                                                                                -------------------    -------------------
CURRENT ASSETS

    Cash                                                                        $        48,768        $        115,727
    Other current assets                                                                    199                      --
                                                                                -------------------    -------------------

         Total current assets                                                            48,967                 115,727
                                                                                -------------------    -------------------

Land and mining claims (Notes 2 and 8)                                                  152,441                 122,506
                                                                                -------------------    -------------------

         Total assets                                                           $       201,408        $        238,233
                                                                                ===================    ===================

                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                                            $         6,264        $         12,172
    Accounts payable - officer (Note 5)                                                  18,790                   8,005
    Accrued interest (Note 3)                                                            49,813                  44,476
    Taxes payable                                                                         4,700                   4,700
                                                                                -------------------    -------------------

         Total current liabilities                                                       79,567                  69,353
                                                                                -------------------    -------------------

    Convertible notes payable - related parties (Notes 2 & 3)                           415,111                 370,635
                                                                                -------------------    -------------------

         Total liabilities                                                              494,678                 439,988
                                                                                -------------------    -------------------

COMMITMENTS AND CONTINGINCIES (Note 4)

STOCKHOLDERS' DEFICIT

    Common stock, par value $0.25, 2,000,000 shares
      authorized, issued and outstanding (Notes 2 and 3)                                500,000                 500,000
    Discount on common stock                                                           (146,250)               (146,250)
    Additional paid-in capital                                                          505,656                 505,656
    Accumulated deficit                                                              (1,152,676)             (1,061,161)
                                                                                -------------------    -------------------

                                                                                       (293,270)               (201,755)
                                                                                -------------------    -------------------

         Total liabilities and stockholders' deficit                            $       201,408        $        238,233
                                                                                ===================    ===================



         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                       2001                    2000
                                                                -------------------     --------------------
EXPENSES

    General and administrative (Note 5)                                    6,863                   5,314
    Professional fees                                                     30,487                  28,488
    Property tax expense                                                   4,807                   3,371

                                                                -------------------     --------------------
         Loss from operations                                            (42,157)                (37,173)
                                                                -------------------     --------------------

OTHER INCOME (EXPENSE)

    Miscellaneous income (expense)                                          (709)                  1,650
    Interest income                                                        1,164                   2,512
    Interest expense (Note 3)                                            (49,813)                (44,476)

                                                                -------------------     --------------------
(Loss) before income taxes                                               (91,515)                (77,487)

Provisions for income taxes (Note 6)                                          --                      --

                                                                -------------------     --------------------
Net (loss)                                                      $        (91,515)       $        (77,487)
                                                                ===================     ====================

Net (loss) per share                                            $           (.05)       $           (.04)
                                                                ===================     ====================

Weighted average shares outstanding                                    2,000,000               2,000,000
                                                                ===================     ====================



         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                    Discount        Additional
                                          Common Stock                 On              Paid                            Total
                                          ------------               Common             In         Accumulated     Stockholder's
                                     Shares          Amount           Stock          Capital         Deficit           Equity
                                  ------------   -------------    -------------    ------------   -------------   ----------------
Balance, December 31, 1999          2,000,000    $    500,000     $   (146,250)    $   505,656    $   (983,674)   $      (124,268)

   Net loss                                                                                            (77,487)
                                  ------------   -------------    -------------    ------------   -------------   ----------------
Balance, December 31, 2000          2,000,000    $    500,000     $   (146,250)    $   505,656    $ (1,061,161)   $      (201,755)

   Net loss                                                                                            (91,515)
                                  ------------   -------------    -------------    ------------   -------------   ----------------
Balance, December 31, 2001          2,000,000    $    500,000     $   (146,250)    $   505,656    $ (1,152,676)   $      (293,270)
                                  ============   =============    =============    ============   =============   ================




         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                              2001                    2000
                                                                         ---------------         --------------

Cash flows from operating activities

   Net (loss)                                                            $      (91,515)         $     (77,487)

Adjustments to reconcile net (loss) to net cash
   used by operating activities
   Decrease in income tax receivable                                                 --                  1,032
   (Decrease) in income tax payable                                                  --                   (800)
   Increase (decrease) in accounts payable                                       (5,908)                 4,608
   Increase in accrued interest payable                                           5,337                  4,765
   (Decrease) increase in accounts payable - officer                             10,785                (10,960)
   (Increase) other current assets                                                 (199)                    --
                                                                         ---------------         --------------

         Total adjustments                                                       10,015                 (1,355)
                                                                         ---------------         --------------
Net cash used by operating activities                                           (81,500)               (78,842)
                                                                         ---------------         --------------
Cash flows from investing activities:
   Investment in land and mining claims                                         (29,935)               (51,594)
                                                                         ---------------         --------------
   Net cash flow from investing activities                                      (29,935)               (51,594)
                                                                         ---------------         --------------
Cash flows from financing activities:
   Increase in notes payable related party                                       44,476                 39,711
                                                                         ---------------         --------------
Net cash flow from financing activities                                          44,476                 39,711
                                                                         ---------------         --------------

Net (decrease) increase in cash and cash equivalents                            (66,959)               (90,725)

Cash and cash equivalents, beginning of year                                    115,727                206,452

Cash and cash equivalents, end of year                                   $       48,768          $     115,727
                                                                         ===============         ==============

Supplemental schedule of noncash investing and financing activities

   Accrued interest expense added to notes payable                       $       44,476          $      39,711
   Income taxes paid                                                                 --                     --



         The accompanying notes are an integral part of the consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Park-Premier Mining Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION

Park-Premier Mining Company's principal business activity since its organization in 1907 has been the exploration of its mining properties. These properties consist of partially explored mines and mining claims located in mineralized areas. Current operations have diversified the direction of the Company to include the acquisition, holdings, and sale of real property. Further, the Company is pursuing the prospect of rezoning its holding to allow for potential future development.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company. All significant intercompany transactions and account balances have been eliminated. Park-Cummings Mining Company owed $370,319 and $327,635 to the Company at December 31, 2001 and 2000.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary. In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

MINES AND MINING CLAIMS

Mines and mining claims are stated at cost as of December 31, 2001 and 2000. The Company did not identify sufficient mineral potential to meet the federal requirements to maintain its unpatented mining claims under the United States mining laws and therefore the unpatented claims were withdrawn from mineral entry.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming they will continue as a going concern. The Company has not generated revenue from operations for many years. In order to maintain the Company's existence, a major stockholder to the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 3, the Company has convertible notes payable in the amount of $464,924, which were rewritten on January 1, 2002, and are due January 1, 2004. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist. However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE - 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock is computed by dividing net income by 2,000,000 weighted average number of common shares outstanding during the years ended December 31, 2001 and 2000 respectively. As discussed in Note 3, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company's authorized stock (all authorized stock of the Company is currently outstanding). These shares have not been considered in the calculation of earnings (loss) per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including account receivable, account payable, accrued liabilities revolving credit facility, approximates fair value. Interest on notes payable is payable at rates which approximate fair value

SEGMENT INFORMATION

The Company's business is organized, managed and internally reported as a single segment.

VALUATION OF LONG-LIVED ASSETS

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE - 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company has reviewed the requirements of these standards and determined that there is no impact on the Company's financial statements.

OTHER

The Company has no advertising expenses.

NOTE 2 - COMMON CAPITAL STOCK

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded on the Company's books at the par value of the shares issued less a discount on the common stock. The Company's shares are assessable and there are no unpaid assessments at December 31, 2000.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable were issued by the Company from 1987 through 1998 with a conversion price to be determined by the Board of Directors. The conversion price shall not be more than $.10 per share. Convertible notes payable is as follows:

                                                    DECEMBER 31,
                                           2001                    2000
                                     ------------------     --------------------

Robert W. Dunlap                     $       331,750        $        296,205

Affiliated Mining, Inc.                       45,364                  40,504

Estate of Bertha Dunlap                       20,877                  18,640

Lee Family                                    12,652                  11,296

Douglas K. Lee                                 2,234                   1,995

Janice Atkins                                  2,234                   1,995
                                     ------------------     --------------------

                                     $       415,111        $        370,635
                                     ==================     ====================


Holders of these convertible notes payable understand that an increase in the Company's authorized stock is necessary for conversion of these notes to occur (currently, all authorized stock in the Company is issued and outstanding).

Until conversion, the notes payable accrue interest at an annual rate of 12%. Accrued interest at December 31, 2001 and 2000 was $49,813 and $44,476, respectively. All notes, plus accrued interest, were rewritten on January 1, 2002, and are due January 1, 2004.

NOTE 4 -COMMITMENTS AND CONTINGENCIES

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company's properties. The value of the Company's remaining land holdings is indeterminable and is stated at cost on the Company's financial statements.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 - RELATED PARTY TRANSACTIONS

FUNDING OF EXPENDITURES

Although the Company has generated some working capital through the sale of interests in real property in recent years, the cash requirements of the Company exceed the cash generated by such sales. Accordingly, the President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2001, was $371,600, which includes accrued interest (Note 3). In addition to actual outlays of cash, Mr. Dunlap has deferred a portion of the compensation earned through 2001 of $18,790.

NOTE 6 - INCOME TAXES

The Company does not file a consolidated tax return with its majority owned subsidiary, Park-Cummings Mining Company, because it is not at least 80% owned by the Company.

Park-Premier's federal net operating loss carry forwards at the end of 2001 were approximately $275,000. The remaining carry forwards expire in years 2004 through 2021. For State of Colorado purposes, Park-Premier has net operating loss carry forwards at the end of 2001 of approximately $165,000, expiring in 2005 and 2006. Park-Cumming has federal net operating loss forwards of approximately $298,000 and State of Utah net operating loss carry forwards of $207,000 expiring at various dates through 2021. No tax benefit has been recognized on net operating loss carry forwards due to uncertainty of realization of this benefit.

NOTE 7 - SALE OF LAND

In November 1994, the Bureau of Reclamation (B.O.R.) condemned a majority of the Company's land holdings for its Jordanelle Reservoir Project. In April 1998, the B.O.R. came to its final settlement with the Company after arduous litigation. Total proceeds received by the Company were $568,107 of which $195,461 was collected in 1998 and is the Company's primary source of working capital.

NOTE 8 - MINES AND MINING CLAIMS

The Company continues its effort to develop its remaining land holdings, after the condemnation of the majority of its acreage by the Bureau of Reclamation. However, since much of the Company's land holdings are "land-locked" due to the encroachment of the Jordanelle Reservoir Project, there can be no assurance that the Company's efforts will be successful. The Company is pursing a master development plan with other adjoining landowners.

The Company is considering a proposal whereby its note receivable from its Subsidiary in the amount of $293,439, which includes accrued interest, would be exchanged for the land currently owned by the Subsidiary, Park Cummings Mining Co., Inc.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - EASTSIDE GROUP, LLC

In 1999, the Company and other landowners in Jordanelle Basin of the Wasatch County, Utah formed Eastside Group, LLC. The purpose of this LLC is to coordinate the efforts of the Company and other landowners to obtain the necessary approvals for the development of the real estate located in the Jordanelle Basin.

The Company submits payment to Eastside Group, LLC for its portion of the payments related to the development of its property located in the Jordanelle Basin. The Company then records and capitalizes these payments.

                           PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                            September              June              March              December
                                                             30, 2001            30, 2001           31, 2001            31, 2000
                                                          ---------------     ---------------    ---------------     ---------------
CURRENT ASSETS

   Cash                                                   $      61,970       $      66,108      $      69,575       $     115,727
   Prepaid and other                                                265                  --                --                   --
                                                          ---------------     ---------------    ---------------     ---------------

   Total current assets                                          62,235              66,108            69,575              115,727
                                                          ---------------     ---------------    ---------------     ---------------

Land and mining claims (Notes 2 and 8)                          152,440             150,158           147,032              122,506
                                                          ---------------     ---------------    ---------------     ---------------

   Total assets                                           $     214,675       $     216,266      $    216,607        $     238,233
                                                          ===============     ===============    ===============     ===============


                                               LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                       $         867       $       1,502      $        864        $      12,172
   Accounts payable - officer (Note 5)                           23,853              20,395            19,813                8,005
   Accrued interest (Note 3)                                     37,360              24,906            12,453               44,476
   Taxes payable                                                  4,700               4,700             4,700                4,700
                                                          ---------------     ---------------    ---------------     ---------------

           Total current liabilities                             66,780              51,503            37,830               69,353
                                                          ---------------     ---------------    ---------------     ---------------

   Convertible notes payable - related parties
     (Notes 2 & 3)                                              415,111             415,111           415,111              370,635
                                                          ---------------     ---------------    ---------------     ---------------

       Total liabilities                                        481,891             466,614           452,941              439,988
                                                          ---------------     ---------------    ---------------     ---------------

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.25,
     2,000,000shares authorized, issued and
     outstanding (Notes 2 and 3)                                500,000             500,000           500,000              500,000
   Discount on common stock                                    (146,250)           (146,250)         (146,250)            (146,250)
   Additional paid-in capital                                   505,656             505,656           505,656              505,656
   Accumulated deficit                                       (1,126,622)         (1,109,753)       (1,095,740)          (1,061,161)
                                                          ---------------     ---------------    ---------------     ---------------

                                                               (267,216)           (250,347)         (236,334)            (201,755)
                                                          ---------------     ---------------    ---------------     ---------------

   Total liabilities and stockholders' deficit            $     214,675       $     216,266      $    216,607        $     238,233
                                                          ===============     ===============    ===============     ===============

           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                          September              June               March              December
                                                           30, 2000            30, 2000            31, 2000           31, 1999*
                                                        ---------------     ---------------     ---------------     ---------------
CURRENT ASSETS

   Cash                                                 $     136,770       $     139,940       $     172,930       $     206,452
   Income tax receivable                                        1,032               1,032               1,032               1,032
   Other current assets                                            --                  --                  --                  --
                                                        ---------------     ---------------     ---------------     ---------------

       Total current assets                                   137,802             140,972             173,962             207,484
                                                        ---------------     ---------------     ---------------     ---------------

Land and mining claims (Notes 2 and 8)                         97,997              96,003              78,116              70,912
                                                        ---------------     ---------------     ---------------     ---------------

       Total assets                                     $     235,799       $     236,975       $     252,078       $     278,396
                                                        ===============     ===============     ===============     ===============


                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                     $       7,227       $       1,176       $         648       $       7,564
   Accounts payable - officer (Note 5)                             --                 470              13,945              18,965
   Accrued interest (Note 3)                                   33,357              22,238              11,119              39,711
   Taxes payable                                                5,500               5,500               5,500               5,500
                                                        ---------------     ---------------     ---------------     ---------------

         Total current liabilities                             46,084              29,384              31,212              71,740
                                                        ---------------     ---------------     ---------------     ---------------
   Convertible notes payable - related parties
     (Notes 2 & 3)                                            370,635             370,635             370,635             330,924
                                                        ---------------     ---------------     ---------------     ---------------

       Total liabilities                                      416,719             400,019             401,847             402,664
                                                        ---------------     ---------------     ---------------     ---------------

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.25, 2,000,000
     shares authorized, issued and outstanding
     (Notes 2 and 3)                                          500,000             500,000             500,000             500,000
   Discount on common stock                                  (146,250)           (146,250)           (146,250)           (146,250)
   Additional paid-in capital                                 505,656             505,656             505,656             505,656
   Accumulated deficit                                     (1,040,326)         (1,022,450)         (1,009,175)           (983,674)
                                                        ---------------     ---------------     ---------------     ---------------

                                                             (180,920)           (163,044)           (149,769)           (124,268)
                                                        ---------------     ---------------     ---------------     ---------------

       Total liabilities and stockholders' deficit      $     235,799       $     236,975       $     252,078       $     278,396
                                                        ===============     ===============     ===============     ===============

* Amounts at December 31, 1999 were derived from the December 31, 1999 audited financial statements.

           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three              Three             Three
                                                                Months             Months            Months
                                                                Ended              Ended             Ended
                                                               March 31,          March 31,         March 31,
                                                                  2001              2000              1999
                                                             -------------      -------------     -------------


EXPENSES

    General and administrative (Note 5)                            5,341                180            10,622
    Professional fees                                             17,187             12,339                --
    Property tax expense                                              --              4,141                --

                                                             -------------      -------------     -------------
         Loss from operations                                    (22,528)           (16,660)          (10,622)
                                                             -------------      -------------     -------------
OTHER INCOME (EXPENSE)

    Miscellaneous income (expense)                                    --              1,650                --
    Interest income                                                  402                628             2,273
    Income tax refund                                                                                      --
    Interest expense (Note 3)                                    (12,453)           (11,119)           (8,704)

(Loss) before income taxes                                       (34,579)           (25,501)          (17,053)

Provisions for income taxes (Note 6)                                  --                 --                --

                                                             -------------      -------------     -------------

Net (loss)                                                   $   (34,579)       $   (25,501)      $   (17,053)
                                                             =============      =============     =============

Net (loss) per share                                         $      (.02)       $      (.01)      $      (.01)
                                                             =============      =============     =============

Weighted average shares outstanding                            2,000,000          2,000,000          2,000,000
                                                             =============      =============     =============

           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three          Three          Three           Six            Six            Six
                                                Months         Months         Months         Months         Months         Months
                                                Ended          Ended          Ended          Ended          Ended          Ended
                                               June 30,       June 30,       June 30,       June 30,       June 30,       June 30,
                                                 2001           2000           1999           2001           2000           1999
                                             ------------   ------------   ------------   ------------   ------------   ------------

EXPENSES

    General and administrative (Note 5)              237          1,608         22,672          5,577          1,788         33,294
    Professional fees                              1,623          1,176             --         18,810         13,515             --
    Property tax expense                              --             --             --             --          4,141             --

                                             ------------   ------------   ------------   ------------   ------------   ------------
         Loss from operations                     (1,860)        (2,784)       (22,672)       (24,387)       (19,444)       (33,294)
                                             ------------   ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE)

    Miscellaneous income (expense)                    --             --             --             --          1,650             --
    Interest income                                  300            628          1,888            702          1,256          4,161
    Income tax refund                                 --             --             --             --             --             --
    Interest expense (Note 3)                    (12,453)       (11,119)        (8,801)       (24,907)       (22,238)       (17,505)

                                             ------------   ------------   ------------   ------------   ------------   ------------
(Loss) before income taxes                       (14,013)       (13,275)       (29,585)       (48,592)       (38,776)       (46,638)

Provisions for income taxes (Note 6)                  --             --             --             --             --             --

                                             ------------   ------------   ------------   ------------   ------------   ------------
Net (loss)                                   $   (14,013)   $   (13,275)   $   (29,585)   $   (48,592)   $   (38,776)   $   (46,638)
                                             ============   ============   ============   ============   ============   ============
Net (loss) per share                         $      (.01)   $      (.01)   $      (.01)   $      (.02)   $      (.02)   $      (.02)
                                             ============   ============   ============   ============   ============   ============

Weighted average shares outstanding            2,000,000      2,000,000      2,000,000      2,000,000      2,000,000      2,000,000
                                             ============   ============   ============   ============   ============   ============

           See notes to unaudited consolidated financial statements.


                                      F-17

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three          Three          Three           Nine           Nine           Nine
                                               Months         Months         Months         Months         Months         Months
                                               Ended          Ended          Ended          Ended          Ended          Ended
                                            September 30,  September 30,  September 30,  September 30,  September 30,  September 30,
                                                2001           2000           1999           2001           2000           1999
                                            -------------  -------------  -------------  -------------  -------------  -------------


EXPENSES

    General and administrative (Note 5)              883             --         13,498          6,460          1,788         46,792
    Professional fees                              3,819          7,385             --         22,619         20,900             --
    Property tax expense                              --             --             --             --          4,141             --

                                            -------------  -------------  -------------  -------------  -------------  -------------
         Loss from operations                     (4,702)        (7,385)       (13,498)       (29,089)       (26,829)       (46,792)
                                            -------------  -------------  -------------  -------------  -------------  -------------

OTHER INCOME (EXPENSE)

    Miscellaneous income (expense)                    --             --             --             --          1,650             --
    Interest income                                  286            628             --            988          1,884          4,161
    Income tax refund                                                                           1,783                         1,783
    Interest expense (Note 3)                    (12,453)       (11,119)       (12,494)       (37,360)       (33,357)       (29,999)
                                            -------------  -------------  -------------  -------------  -------------  -------------
(Loss) before income taxes                       (16,869)       (17,876)       (24,209)       (65,461)       (56,652)       (70,847)

Provisions for income taxes (Note 6)                  --             --             --             --             --             --

                                            -------------  -------------  -------------  -------------  -------------  -------------
Net (loss)                                  $    (16,869)  $    (17,876)  $    (24,209)  $    (65,461)  $    (56,652)  $    (70,847)
                                            =============  =============  =============  =============  =============  =============

Net (loss) per share                        $       (.01)  $       (.01)  $       (.01)  $       (.03)  $       (.03)  $       (.04)
                                            =============  =============  =============  =============  =============  =============
Weighted average shares outstanding            2,000,000      2,000,000      2,000,000      2,000,000      2,000,000      2,000,000
                                            =============  =============  =============  =============  =============  =============

           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three               Three               Three
                                                                            Months              Months              Months
                                                                            Ended               Ended               Ended
                                                                           March 31,           March 31,           March 31,
                                                                             2001                2000                1999
                                                                        --------------      --------------      ---------------

Cash flows from operating activities

    Net (loss)                                                          $     (34,579)      $     (25,501)      $      (17,053)

Adjustments to reconcile net (loss) to net cash
   used by operating activities
    Decrease in interest receivable                                                --                  --                  843
    (Increase) in accrued interest                                                 --                  --              (26,751)
    Increase (decrease) in accounts payable                                   (11,308)             (6,917)              17,888
    Increase in accrued interest payable                                      (32,023)            (28,592)                  --
    (Decrease) increase in accounts payable - officer                          11,808              (5,019)               2,817
                                                                        --------------      --------------      ---------------

         Total adjustments                                                    (31,523)            (40,528)              (5,203)
                                                                        --------------      --------------      ---------------

Net cash used by operating activities                                         (66,102)            (66,029)             (22,256)
                                                                        --------------      --------------      ---------------

Cash flows from investing activities:
    Investment in land and mining claims                                      (24,526)             (7,204)             (39,426)
                                                                        --------------      --------------      ---------------
    Net cash flow from investing activities                                   (24,526)             (7,205)             (39,426)

Cash flows from financing activities:
    Increase in notes payable related party                                    44,476              39,711               35,456
                                                                        --------------      --------------      ---------------
    Net cash flow from financing activities                                    44,476              39,711               35,456


Net (decrease) increase in cash and cash equivalents                          (46,152)            (33,522)             (26,226)

Cash and cash equivalents, beginning of period                                115,727             206,452              331,022

Cash and cash equivalents, end of period                                $      69,575       $     172,930       $      304,796
                                                                        ==============      ==============      ===============
Supplemental schedule of noncash investing
    and financing activities

    Accrued interest expense added to notes payable                     $      12,453       $      11,119       $        8,704
                                                                        ==============      ==============      ===============


           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six                  Six                 Six
                                                                          Months               Months              Months
                                                                          Ended                Ended               Ended
                                                                         June 30,             June 30,            June 30,
                                                                           2001                 2000                1999
                                                                       --------------      --------------      ---------------
Cash flows from operating activities

    Net (loss)                                                         $     (48,592)      $     (38,776)      $      (46,638)

Adjustments to reconcile net (loss) to net cash
   used by operating activities
    Decrease in interest receivable                                               --                  --                  843
    (Increase) in accrued interest                                                --                  --              (17,952)
    Increase (decrease) in accounts payable                                  (10,672)             (6,388)              12,576
    Increase in accrued interest payable                                     (19,569)            (17,473)
    (Decrease) increase in accounts payable - officer                         12,390             (18,495)             (12,557)
                                                                       --------------      --------------      ---------------

         Total adjustments                                                   (17,851)            (42,356)             (17,090)
                                                                       --------------      --------------      ---------------

Net cash used by operating activities                                        (66,443)            (81,132)             (63,728)
                                                                       --------------      --------------      ---------------

Cash flows from investing activities:
    Investment in land and mining claims                                     (27,652)            (25,091)             (39,426)
                                                                       --------------      --------------      ---------------
    Net cash flow from investing activities                                  (27,652)            (25,091)             (39,426)

Cash flows from financing activities:
    Increase in notes payable related party                                   44,476              39,711               35,456
                                                                       --------------      --------------      ---------------
    Net cash flow from financing activities                                   44,476              39,711               35,456


Net (decrease) increase in cash and cash equivalents                         (49,619)            (66,512)             (67,698)

Cash and cash equivalents, beginning of period                               115,727             206,452              331,022

Cash and cash equivalents, end of period                               $      66,108       $     139,940       $      263,324
                                                                       ==============      ==============      ===============

Supplemental schedule of noncash investing and financing activities

    Accrued interest expense added to notes payable                    $      24,906       $      22,238       $        8,801
                                                                       ==============      ==============      ===============


           See notes to unaudited consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine               Nine                Nine
                                                                           Months             Months              Months
                                                                           Ended              Ended               Ended
                                                                        September 30,       September 30,      September 30,
                                                                            2001               2000                 1999
                                                                       --------------      --------------      ---------------
Cash flows from operating activities

    Net (loss)                                                         $     (65,461)      $     (56,652)      $      (70,847)

Adjustments to reconcile net (loss) to net cash
   used by operating activities                                                                                            --
    (Increase) in interest receivable                                             --                  --                  843
    (Increase) prepaid and other                                                (265)                 --                   --
    Decrease (increase) in accrued interest                                       --                  --               (5,754)
    (Decrease) in accounts payable                                           (11,305)               (337)              (6,948)
    Increase in accrued interest payable                                      (7,116)             (6,354)                  --
    (Decrease) increase in accounts payable - officer                         15,848             (18,965)              (7,866)
                                                                       --------------      --------------      ---------------

         Total adjustments                                                    (2,838)            (25,656)             (19,725)
                                                                       --------------      --------------      ---------------

Net cash used by operating activities                                        (68,299)            (82,308)             (90,572)
                                                                       --------------      --------------      ---------------

Cash flows from investing activities:
    Investment in land and mining claims                                     (29,934)            (27,085)             (47,781)
                                                                       --------------      --------------      ---------------
    Net cash flow from investing activities                                  (29,934)            (27,085)             (47,781)

Cash flows from financing activities:
    Increase in notes payable related party                                   44,476              39,711               35,456
                                                                       --------------      --------------      ---------------
    Net cash flow from financing activities                                   44,476              39,711               35,456


Net (decrease) increase in cash and cash equivalents                         (53,757)            (69,682)            (102,897)

Cash and cash equivalents, beginning of period                               115,727             206,452              331,022

Cash and cash equivalents, end of period                               $      61,970       $     136,770       $      228,125
                                                                       ==============      ==============      ===============
Supplemental schedule of noncash investing
    and financing activities

    Accrued interest expense added to notes payable                    $      37,359       $      33,357       $       12,494
                                                                       ==============      ==============      ===============

           See notes to unaudited consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for the three month periods ending March 31, 2001, 2000 and 1999, the six month periods ending June 30, 2001, 2000 and 1999, and the nine month periods ending September 30, 2001, 2000 and 1999 do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of Park-Premier Mining Company all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001 and 2000.