Form 10QSB
period 2002-03-31
PARK PREMIER MINING CO
filed 2002-09-03
CIK 76286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-1701

                           PARK-PREMIER MINING COMPANY
        (Exact name of small business issuer as specified in its charter)
                 UTAH                                  87-6116557
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

        32391 HORSESHOE DRIVE, EVERGREEN, COLORADO               80439
         (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (303) 670-3885

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   2,000,000 SHARES OF COMMON STOCK, $0.25 PAR VALUE AS OF MARCH 31, 2002.

Transitional Small Business Disclosure Format (check one):

                               Yes                No   X
                                   --                 --


    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---
Exhibit index on consecutive page 9                 Page 1 of 11 Pages

                           PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   March 31,             December 31,
                                                                      2002                   2001
                                                                  (Unaudited)              (Note 1)
                                                                --------------          --------------
CURRENT ASSETS

   Cash                                                         $      39,842           $      48,768
   Other current assets                                                   133                     199
                                                                --------------          --------------
      Total current assets                                             39,975                  48,967

Land and mining claims                                                152,440                 152,441
                                                                --------------          --------------

      Total assets                                              $     192,415           $     201,408
                                                                ==============          ==============

                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                             $         899           $       6,264
   Accounts payable - officer                                          21,453                  18,790
   Accrued interest                                                    13,948                  49,813
   Taxes payable                                                        5,900                   4,700
                                                                --------------          --------------
      Total current liabilities                                        42,200                  79,567

Convertible notes payable (Note 4)                                    464,925                 415,111
                                                                --------------          --------------

      Total liabilities                                               507,125                 494,678

STOCKHOLDERS' DEFICIT

   Common stock, par value $0.25, 2,000,000 shares
     authorized, issued and outstanding                               500,000                 500,000
   Discount on common stock                                          (146,250)               (146,250)
   Additional paid-in capital                                         505,656                 505,656
   Accumulated deficit                                             (1,174,116)             (1,152,676)
                                                                --------------          --------------
                                                                     (314,710)               (293,270)
                                                                --------------          --------------

      Total liabilities and stockholders' deficit               $     192,415           $     201,408
                                                                ==============          ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three             Three
                                                    Months            Months
                                                    Ended             Ended
                                                   March 31,         March 31,
                                                     2002              2001
                                                --------------    --------------

EXPENSES
   General and administrative                   $       3,553     $       5,341
   Professional fees                                    2,994            17,187
   Property tax expense                                 1,043                --
                                                --------------    --------------

(Loss) from operations                                 (7,590)          (22,528)
                                                --------------    --------------

OTHER INCOME (EXPENSE)
   Interest income                                         98               402
   Interest expense                                   (13,948)          (12,453)
                                                --------------    --------------

(Loss) before income taxes                            (21,440)          (34,579)

Provisions for income taxes                                --                --
                                                --------------    --------------

Net (loss)                                      $     (21,440)    $     (34,579)
                                                ==============    ==============

Net (loss) per share                            $        (.01)    $        (.02)
                                                ==============    ==============

Weighted average shares outstanding                 2,000,000         2,000,000
                                                ==============    ==============


   The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three              Three
                                                                            Months             Months
                                                                            Ended              Ended
                                                                           March 31,          March 31,
                                                                             2002                2001
                                                                       ----------------     ----------------

Cash flows from operating activities:
   Net (loss)                                                          $       (21,440)     $       (34,579)
   Adjustments to reconcile net (loss) to net cash
    used in operating activities:
      Change in operating assets:
        Accounts payable                                                        (4,164)             (11,308)
        Accrued interest payable                                                13,949              (32,023)
        Accounts payable - officer                                               2,663               11,808
        Other current assets                                                        66                   --
                                                                       ----------------     ----------------
   Total adjustments                                                            12,514               12,953
                                                                       ----------------     ----------------
Net cash used by operating activities                                           (8,926)             (21,626)
                                                                       ----------------     ----------------

Cash flows from investing activities:
   Investment in land and mining claims                                             --              (24,526)
                                                                       ----------------     ----------------
   Net cash flow from investing activities                                          --              (24,526)

Net (decrease) increase in cash and cash equivalents                            (8,926)             (46,152)

Cash and cash equivalents, beginning of period                                  48,768              115,727
                                                                       ----------------     ----------------

Cash and cash equivalents, end of period                               $        39,842      $        69,575
                                                                       ================     ================

Supplemental disclosure of cash flow information:
                                                                       ----------------     ----------------
   Interest paid                                                                    --                   --
                                                                       ----------------     ----------------
   Income taxes paid                                                                --                   --

Supplemental schedule of noncash investing and financing activities:
   Accrued interest expense added to notes payable                     $        49,814      $        44,476
                                                                       ================     ================


   The accompanying notes are an integral part of the consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - MANAGEMENT'S STATEMENT

The consolidated financial statements included herein have been prepared by Park-Premier Mining Company (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report on Form 10-KSB filed May 24, 2002 with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Park-Premier Mining Company later in the year.

The management of Park-Premier Mining Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for December 31, 2001 are based upon the December 31, 2001 audited consolidated financial statements.

NOTE 2 - BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Park-Premier Mining Company's principal business activity since its organization in 1907 has been the exploration of its mining properties. These properties consist of partially explored mines and mining claims located in mineralized areas. Current operations have diversified the direction of the Company to include the acquisition, holdings, and sale of real property. The Company is attempting to determine the best course of action for the Company and its shareholders with respect to its land holdings.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenue from operations for many years. In order to maintain the Company's existence, an officer of the Company has loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $464,925, which had been rewritten on January 1, 2002, and are due January 1, 2004. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist. There can be no assurance that funding from these sources will continue in the future.

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - BASIS OF CONSOLIDATION AND MINORITY INTEREST

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company. All significant intercompany transactions and account balances have been eliminated. Park-Cummings Mining Company owed $378,611 and $336,391 to the Company at March 31, 2002 and 2001.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary. In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

NOTE 4 - CONVERTIBLE NOTES PAYABLE (RELATED PARTIES)

Convertible notes payable were issued by the Company from 1987 through 1998 with a conversion price to be determined by the Board of Directors. The conversion price shall not be more than $.10 per share. Convertible notes payable at March 31, 2002 include $371,560 owed to the Company's president, and $88,361 owed to other directors and related parties.

Holders of these convertible notes payable understand that an increase in the Company's authorized stock is necessary for conversion of these notes to occur (currently, all authorized stock in the Company is issued and outstanding).

All notes were rewritten on January 1, 2002, and interest accrued to that date was added to principal. The notes are due January 1, 2004 and accrue interest at an annual rate of 12%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since approximately 1985, the Company essentially has had no operations. The Company has property holdings in the East Elkhorn Mining District, Wasatch County Utah. Management attempted to develop or to posture the Company's property interests for development as commercial or residential property rather than as mineral properties.

As of March 31, 2002, management has been unsuccessful in its attempts to develop its property holdings. As of the date of this report the Company had no source of income other than interest earned on cash deposits. The Company must rely entirely upon loans from affiliates and its cash reserves to pay operating expenses. As the cash reserves are depleted, there can be no assurance that further loans from affiliates will be available. Without such funding, the Company will not continue to exist.

PLAN OF OPERATION

As of the date of this report management is attempting to determine the best course of action for the Company and its shareholders. If no viable development plan exists for the Company's land interests, management may begin the process of selling the Company's assets.

LIQUIDITY

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

During the three months ended March 31, 2002, the Company had a net loss of $21,440 compared with a net loss of $34,579 for the three months ended March 31, 2001. During the three months ended March 31, 2002, the Company spent $3,553 on general and administrative expenses, $2,994 on professional fees and $1,043 on property tax expense. It also incurred $13,948 of interest expense. The net loss for the three months ended March 31, 2001 was significantly higher than the three months ended March 31, 2002 due to greater legal and accounting fees paid related to filings made with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by expenses. At March 31, 2002, the Company had working capital deficit of $2,225 compared with a working capital deficit of $30,600 at December 31, 2001. The Company's cash reserves are being depleted by operating expenses. The use of cash reserves to pay operating expenses has been partially offset by loans from affiliates.

The loans are evidenced by convertible notes payable in the amount of $464,925. The notes are convertible into shares of the Company's common stock at a price to be determined by the Board of Directors. The price set by the Board of Directors shall not be more than $0.10 per share. Currently, all of the Company's authorized stock is issued and outstanding. In order for conversion of these notes to occur, the Company's Articles of Incorporation must be amended to increase the number of authorized shares.

The notes accrue interest at 12% per annum. Accrued interest for the three months ending March 31, 2002 was $13,948 compared with accrued interest in the amount of $49,813 for the year ending December 31, 2001. As of March 31, 2002 no new loans have been made to the Company.

The Independent Accountant's Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 included an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company's present business operations do not provide revenues to cover its expenses, and management may be forced to begin selling the Company's assets.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

  REGULATION                                                         CONSECUTIVE
  S-B NUMBER                       EXHIBIT                           PAGE NUMBER

     3.1       Articles of Incorporation of the Company as Amended         N/A
               on October 21, 1983 (filed as Exhibit 3 to the
               Company's 1983 Form 10-KSB Report and incorporated herein by reference)

     3.2       Bylaws (filed as Exhibit 3.2 to the Company's 1987          N/A
               Form 10-KSB Report and incorporated herein by reference)

     4.1       Convertible Promissory Note, dated September 22, 1987       N/A
               (filed as Exhibit 4.1 to the Company's 1987 Form
               10-KSB Report and incorporated herein by reference)

    10.1       Letter Agreement (filed as Exhibit 10.1 to the              N/A
               Company's 1988 Form 10-KSB Report and incorporated herein by reference)

    10.2       Land Purchase Contract (filed as Exhibit 10.2 to            N/A
               the Company's 1988 Form 10-KSB Report and incorporated herein by reference)

    10.3       Subordination Agreement (filed as Exhibit 10.3 to           N/A
               the Company's 1988 Form 10-KSB Report and incorporated herein by reference)

  REGULATION                                                         CONSECUTIVE
  S-B NUMBER                       EXHIBIT                           PAGE NUMBER

    10.4       Promissory Notes issued to Affiliated Mining, Inc.        N/A
               dated January 1, 2002 (filed as Exhibit 10.4 to the
               Company's 2001 Form 10-KSB Report and incorporated herein by reference)

    10.5       Promissory Notes issued to Robert W. Dunlap dated         N/A
               January 1, 2002 (filed as Exhibit 10.5 to the
               Company's 2001 Form 10-KSB Report and incorporated herein by reference)

    10.6       Letter Agreement between the Company and Robert W.        N/A
               Dunlap and Kathy L. Dunlap dated October 12, 1990
               (filed as Exhibit 10.6 to the Company's 1989 Form
               10-K Report and incorporated herein by reference)

    10.7       Letter Agreement between the Company and Affiliated       N/A
               Mining, Inc. dated March 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.7 to the Company's 1989 Form 10-K Report and incorporated herein by reference)

    10.8       Letter Agreement between the Company and Robert W.        N/A
               Dunlap dated July 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit
               10.8 to the Company's 1989 Form 10-K Report and incorporated herein by reference)

    10.9       Letter Agreement between the Company and Affiliated       N/A
               Mining, Inc. dated September 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.9 to the Company's 1989 Form 10-K Report and incorporated herein by reference)

    10.10      Promissory Note issued to Estate of Bernie Dunlap         N/A
               dated January 1, 2002 (filed as Exhibit 10.10 to the Company's 2001 Form 10-KSB Report and incorporated herein by reference)

    10.11      Promissory Note issued to Lee Family dated January 1,     N/A
               2002 (filed as Exhibit 10.11 to the Company's 2001
               Form 10-KSB Report and incorporated herein by reference)

    10.12      Promissory Note issued to Douglas K. Lee dated January    N/A
               1, 2002 (filed as Exhibit 10.12 to the Company's 2001
               Form 10-KSB Report and incorporated herein by reference)

    10.13      Promissory Note issued to Janice Atkins dated January     N/A
               1, 2002 (filed as Exhibit 10.13 to the Company's 2001
               Form 10-KSB Report and incorporated herein by reference)

      21       Subsidiaries of Registrant (filed as Exhibit 21 to        N/A
               the Company's 2001 Form 10-KSB Report and incorporated herein by reference)

    99.1       Summary - Jordanelle Dam Design Data (filed as Exhibit    N/A
               28.1 to the Company's 1987 Form 10-K Report and incorporated herein by reference)

    99.2       Certification Pursuant To 18 U.S.C. Section 1350, As       11
               Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
               Act Of 2002

---------------------------

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: NONE.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PARK-PREMIER MINING COMPANY



Dated: August 28, 2002               By: /s/ Robert W. Dunlap
                                        ----------------------------------------
                                           Robert W. Dunlap, President
                                           (Principal Financial Officer)