Form 10QSB
period 2002-06-30
PARK PREMIER MINING CO
filed 2002-09-27
CIK 76286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     2,000,000 SHARES OF COMMON STOCK, $0.25 PAR VALUE AS OF JUNE 30, 2002.

Transitional Small Business Disclosure Format (check one):

                         Yes                      No  X
                             ---                     ---


       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

Exhibit index on consecutive page 9             Page 1 of 13 Pages

                           PARK-PREMIER MINING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30,          December 31,
                                                                  2002                2001
                                                               (Unaudited)          (Note 1)
                                                            ----------------      --------------
CURRENT ASSETS

    Cash                                                    $        17,396       $      48,768
    Other current assets                                                 66                 199
                                                            ----------------      --------------
        Total current assets                                         17,462              48,967

Land and mining claims                                              152,440             152,441
                                                            ----------------      --------------

        Total assets                                        $       169,902       $     201,408
                                                            ================      ==============

                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                        $         2,553       $       6,264
    Accounts payable - officer                                       23,438              18,790
    Accrued interest                                                 27,896              49,813
    Taxes payable                                                     7,202               4,700
                                                            ----------------      --------------
        Total current liabilities                                    61,089              79,567

Convertible notes payable (Note 4)                                  464,925             415,111
                                                            ----------------      --------------

        Total liabilities                                           526,014             494,678

STOCKHOLDERS' DEFICIT

    Common stock, par value $0.25, 2,000,000 shares
      authorized, issued and outstanding                            500,000             500,000
    Discount on common stock                                       (146,250)           (146,250)
    Additional paid-in capital                                      505,656             505,656
    Accumulated deficit                                          (1,215,518)         (1,152,676)
                                                            ----------------      --------------
                                                                   (356,112)           (293,270)
                                                            ----------------      --------------

        Total liabilities and stockholders' deficit         $       169,902       $     201,408
                                                            ================      ==============



         The accompanying notes are an integral part of the consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three               Three
                                                Months              Months
                                                Ended               Ended
                                               June 30,            June 30,
                                                2002                 2001
                                          ----------------     ----------------

EXPENSES
   General and administrative             $         2,951      $           237
   Professional fees                               23,278                1,623
   Property tax expense                             1,302                   --
                                          ----------------     ----------------

Loss from operations                              (27,531)              (1,860)
                                          ----------------     ----------------

OTHER INCOME (EXPENSE)
   Interest income                                     77                  300
   Interest expense                               (13,948)             (12,453)
                                          ----------------     ----------------

(Loss) before income taxes                        (41,402)             (14,013)

Provisions for income taxes                            --                   --
                                          ----------------     ----------------

Net (loss)                                $       (41,402)     $       (14,013)
                                          ================     ================

Net (loss) per share                      $        (.02)       $        (.01)
                                          ================     ================

Weighted average shares outstanding             2,000,000            2,000,000
                                          ================     ================






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six                 Six
                                                  Months              Months
                                                  Ended               Ended
                                                 June 30,            June 30,
                                                   2002                2001
                                             ---------------      --------------

EXPENSES
   General and administrative                $        6,503       $       5,577
   Professional fees                                 26,272              18,810
   Property tax expense                               2,345                  --
                                             ---------------      --------------

Loss from operations                                (35,120)            (24,387)
                                             ---------------      --------------

OTHER INCOME (EXPENSE)
   Interest income                                      175                 702
   Interest expense                                 (27,896)            (24,907)
                                             ---------------      --------------

(Loss) before income taxes                          (62,841)            (48,592)

Provisions for income taxes                              --                  --
                                             ---------------      --------------

Net (loss)                                   $      (62,841)      $     (48,592)
                                             ===============      ==============

Net (loss) per share                         $       (.03)        $      (.02)
                                             ===============      ==============

Weighted average shares outstanding               2,000,000           2,000,000
                                             ===============      ==============








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           PARK PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six                   Six
                                                                                     Months                Months
                                                                                     Ended                 Ended
                                                                                    June 30,              June 30,
                                                                                      2002                  2001
                                                                               -----------------      ---------------
Cash flows from operating activities:
   Net (loss)                                                                   $       (62,841)      $      (48,592)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
      Change in operating assets:
         Accounts payable                                                                (1,209)             (10,672)
         Accrued interest payable                                                        27,897               24,907
         Accounts payable - officer                                                       4,648               12,390
         Other current assets                                                               133                   --
                                                                                ----------------      ---------------
   Total adjustments                                                                     31,469               26,625
                                                                                ----------------      ---------------
Net cash used by operating activities                                                   (31,372)             (21,967)
                                                                                ----------------      ---------------

Cash flows from investing activities:
   Investment in land and mining claims                                                      --              (27,652)
                                                                                ----------------      ---------------
   Net cash flow from investing activities                                                   --              (27,652)

Net (decrease) increase in cash and cash equivalents                                    (31,372)             (49,619)

Cash and cash equivalents, beginning of period                                           48,768              115,727
                                                                                ----------------      ---------------

Cash and cash equivalents, end of period                                        $        17,396       $       66,108
                                                                                ================      ===============

Supplemental schedule of noncash investing and financing activities:
   Accrued interest expense added to notes payable                              $        49,814       $       44,476
                                                                                ================      ===============




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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenue from operations for many years. In order to maintain the Company's existence, a major stockholder to the Company has loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $464,925, which had been rewritten on January 1, 2002, and are due January 1, 2004. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist. There can be no assurance that funding from these sources will continue in the future.

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - BASIS OF CONSOLIDATION AND MINORITY INTEREST

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company. All significant intercompany transactions and account balances have been eliminated. Park-Cummings Mining Company owed $391,711 and $330,949 to the Company at June 30, 2002 and 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

Since approximately 1985, the Company essentially has had no operations. The Company has property holdings in the East Elkhorn Mining District, Wasatch County, Utah. Management attempted to develop or to posture the Company's property interests for development as commercial or residential property rather than as mineral properties.

As of June 30, 2002, management has been unsuccessful in its attempts to develop its property holdings. As of the date of this report the Company had no source of income other than interest earned on cash deposits. The Company must rely entirely upon loans from affiliates and its cash reserves to pay operating expenses. As the cash reserves are depleted, there can be no assurance that further loans from affiliates will be available. Without such funding, the Company will not continue to exist.

PLAN OF OPERATION

As of the date of this report management is attempting to determine the best course of action for the Company and its shareholders. If no viable development plan exists for the Company's land interests, management may begin the process of selling the Company's assets.

LIQUIDITY

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

During the six months ended June 30, 2002, the Company had a net loss of $62,841 compared with a net loss of $48,592for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company spent $6,503 on general and administrative expenses, $26,272 on professional fees and $2,345 on property tax expense. It also incurred $27,896 of interest expense. The net loss for the six months ended June 30, 2002 was significantly higher than the six months ended June 30, 2001 due to greater legal and accounting fees paid related to filings made with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by expenses. At June 30, 2002, the Company had a working capital deficit of $43,627 compared with a working capital deficit of $30,600 at December 31, 2001. The Company's cash reserves are being depleted by operating expenses. The use of cash reserves to pay operating expenses has been partially offset by loans from affiliates.

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

The notes accrue interest at 12% per annum. Accrued interest at June 30, 2002 was $27,896 compared with accrued interest in the amount of $49,813 at December 31, 2001. As of June 30, 2002 no new loans have been made to the Company.

The Independent Accountant's Report and Note 1 of the Notes to Financial Statements for the year ended December 31, 2001 included an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company's present business operations do not provide revenues to cover its expenses, and management may be forced to begin selling the Company's assets.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company has recently evaluated its internal controls. As of September 10, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

  10.1       Letter Agreement (filed as Exhibit 10.1 to the Company's    N/A
             1988 Form 10-KSB Report and incorporated herein by reference)

REGULATION                                                           CONSECUTIVE
S-B NUMBER                       EXHIBIT                             PAGE NUMBER

  10.2       Land Purchase Contract (filed as Exhibit 10.2 to the        N/A
             Company's 1988 Form 10-KSB Report and incorporated herein by reference)

  10.3       Subordination Agreement (filed as Exhibit 10.3 to the       N/A
             Company's 1988 Form 10-KSB Report and incorporated herein by reference)

  10.4       Promissory Notes issued to Affiliated Mining, Inc. dated    N/A
             January 1, 2002 (filed as Exhibit 10.4 to the Company's
             2001 Form 10-KSB Report and incorporated herein by reference)

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

  10.9       Letter Agreement between the Company and Affiliated         N/A
             Mining, Inc. dated September 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.9 to the Company's 1989 Form 10-K Report and incorporated herein by reference)

  10.10      Promissory Note issued to Estate of Bernie Dunlap dated     N/A
             January 1, 2002 (filed as Exhibit 10.10 to the Company's
             2001 Form 10-KSB Report and incorporated herein by reference)

  10.11      Promissory Note issued to Lee Family dated January 1,       N/A
             2002 (filed as Exhibit 10.11 to the Company's 2001 Form
             10-KSB Report and incorporated herein by reference)

  10.12      Promissory Note issued to Douglas K. Lee dated              N/A
             January 1, 2002 (filed as Exhibit 10.12 to the
             Company's 2001 Form 10-KSB Report and incorporated herein by reference)

  10.13      Promissory Note issued to Janice Atkins dated January       N/A
             1, 2002 (filed as Exhibit 10.13 to the Company's 2001
             Form 10-KSB Report and incorporated herein by reference)

    21       Subsidiaries of Registrant (filed as Exhibit 21 to the      N/A
             Company's 2001 Form 10-KSB Report and incorporated herein by reference)

   99.1      Summary - Jordanelle Dam Design Data (filed as Exhibit      N/A
             28.1 to the Company's 1987 Form 10-K Report and incorporated herein by reference)

REGULATION                                                           CONSECUTIVE
S-B NUMBER                       EXHIBIT                             PAGE NUMBER

   99.2      Certification Pursuant To 18 U.S.C. Section 1350, As         13
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


                                     PARK-PREMIER MINING COMPANY



Dated: September 24, 2002            By: /s/ ROBERT W. DUNLAP
                                        ----------------------------------------
                                          Robert W. Dunlap, President
                                          (Principal Financial Officer)

                                  CERTIFICATION

I, Robert W. Dunlap, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Park Premier Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 24, 2002

                                          /s/ ROBERT W. DUNLAP
                                          --------------------------------------
                                          Robert W. Dunlap, President
                                          (Principal Financial Officer)

                                  EXHIBIT 99.2

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Park Premier Mining Company (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
W. Dunlap, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ ROBERT W. DUNLAP
----------------------------------
Robert W. Dunlap, President
(Principal Financial Officer)