Form 10QSB
period 2002-09-30
PARK PREMIER MINING CO
filed 2002-11-19
CIK 76286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002

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

   2,000,000 shares of common stock, $0.25 par value as of September 30, 2002.

     Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                   ---     ---

Exhibit index on consecutive page 9             Page 1 of 13 Pages

                           PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                September 30,           December 31,
                                                                     2002                   2001
                                                                 (Unaudited)              (Note 1)
                                                               ---------------        ----------------
CURRENT ASSETS

    Cash                                                       $       7,632          $       48,768
    Other current assets                                                 550                     199
                                                               ---------------        ----------------
        Total current assets                                           8,182                  48,967

Land and mining claims                                               152,440                 152,441
                                                               ---------------        ----------------

        Total assets                                           $     160,622          $      201,408
                                                               ===============        ================

                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                           $       1,000          $        6,264
    Accounts payable - officer                                        28,463                  18,790
    Accrued interest                                                  41,843                  49,813
    Taxes payable                                                      8,859                   4,700
                                                               ---------------        ----------------
        Total current liabilities                                     80,165                  79,567

Convertible notes payable (Note 4)                                   464,925                 415,111
                                                               ---------------        ----------------

        Total liabilities                                            545,090                 494,678

STOCKHOLDERS' DEFICIT

    Common stock, par value $0.25, 2,000,000 shares
     authorized, issued and outstanding                              500,000                 500,000
    Discount on common stock                                        (146,250)               (146,250)
    Additional paid-in capital                                       505,656                 505,656
    Accumulated deficit                                           (1,243,874)             (1,152,676)
                                                               ---------------        ----------------
                                                                    (384,468)               (293,270)
                                                               ---------------        ----------------

        Total liabilities and stockholders' deficit            $     160,622          $      201,408
                                                               ===============        ================


         The accompanying notes are an integral part of the consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three                Three
                                               Months               Months
                                               Ended                Ended
                                            September 30,        September 30,
                                                2002                 2001
                                          -----------------    -----------------

EXPENSES
   General and administrative             $         5,662      $           883
   Professional fees                                7,483                3,819
   Property tax expense                             1,302                   --
                                          -----------------    -----------------

Loss from operations                              (14,447)              (4,702)
                                          -----------------    -----------------

OTHER INCOME (EXPENSE)
   Interest income                                     39                  286
   Interest expense                               (13,948)             (12,453)
                                          -----------------    -----------------

(Loss) before income taxes                        (28,356)             (16,869)

Provisions for income taxes                            --                   --
                                          -----------------    -----------------

Net (loss)                                $       (28,356)     $       (16,869)
                                          =================    =================

Net (loss) per share                      $          (.01)     $          (.01)
                                          =================    =================

Weighted average shares outstanding             2,000,000            2,000,000
                                          =================    =================




         The accompanying notes are an integral part of the consolidated financial statements.

                           PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Nine               Nine
                                                  Months             Months
                                                  Ended              Ended
                                              September 30,       September 30,
                                                   2002               2001
                                             ---------------     ---------------

EXPENSES
   General and administrative                $      12,165       $       6,460
   Professional fees                                33,755              22,619
   Property tax expense                              3,647                  --
                                             ---------------     ---------------

Loss from operations                               (49,567)            (29,079)
                                             ---------------     ---------------

OTHER INCOME (EXPENSE)
   Interest income                                     214                 988
   Interest expense                                (41,844)            (37,360)
                                             ---------------     ---------------

(Loss) before income taxes                         (91,197)            (65,451)

Provisions for income taxes                             --                  --
                                             ---------------     ---------------

Net (loss)                                   $     (91,197)      $     (65,451)
                                             ===============     ===============

Net (loss) per share                         $        (.05)      $        (.03)
                                             ===============     ===============

Weighted average shares outstanding              2,000,000           2,000,000
                                             ===============     ===============




         The accompanying notes are an integral part of the consolidated financial statements.

                           PARK PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine                   Nine
                                                                                     Months                 Months
                                                                                     Ended                  Ended
                                                                                  September 30,          September 30,
                                                                                      2002                   2001
                                                                                 ---------------        ---------------
Cash flows from operating activities:
   Net (loss)                                                                    $     (91,197)         $     (65,461)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
      Change in operating assets:
         Accounts payable                                                               (1,105)               (11,305)
         Accrued interest payable                                                       41,844                 37,360
         Accounts payable - officer                                                      9,673                 15,848
         Other current assets                                                             (351)                  (265)
                                                                                 ---------------        ---------------
   Total adjustments                                                                    50,061                 41,638
                                                                                 ---------------        ---------------
Net cash used by operating activities                                                  (41,136)               (23,823)
                                                                                 ---------------        ---------------

Cash flows from investing activities:
   Investment in land and mining claims                                                     --                (29,934)
                                                                                 ---------------        ---------------
   Net cash flow from investing activities                                                  --                (29,934)

Net (decrease) increase in cash and cash equivalents                                   (41,136)               (53,757)

Cash and cash equivalents, beginning of period                                          48,768                115,727
                                                                                 ---------------        ---------------

Cash and cash equivalents, end of period                                         $       7,632          $      61,970
                                                                                 ===============        ===============

Supplemental schedule of noncash investing and financing activities:
   Accrued interest expense added to notes payable                               $      49,814          $      44,476
                                                                                 ===============        ===============






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

                           PARK-PREMIER MINING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF CONSOLIDATION AND MINORITY INTEREST

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company. All significant intercompany transactions and account balances have been eliminated. Park-Cummings Mining Company owed $391,711 and $330,949 to the Company at September 30, 2002 and 2001.

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

As of September 30,2002, management has been unsuccessful in its attempts to develop its property holdings. As of the date of this report the Company had no source of income other than interest earned on cash deposits. The Company must rely entirely upon loans from affiliates and its cash reserves to pay operating expenses. As the cash reserves are depleted, there can be no assurance that further loans from affiliates will be available. Without such funding, the Company will not continue to exist.

PLAN OF OPERATION

As of the date of this report management is attempting to determine the best course of action for the Company and its shareholders. If no viable development plan exists for the Company's land interests, management may begin the process of selling the Company's assets.

LIQUIDITY

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

During the nine months ended September 30, 2002, the Company had a net loss of $91,197 compared with a net loss of $65,451 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company spent $12,165 on general and administrative expenses, $33,755 on professional fees and $3,647 on property tax expense. It also incurred $41,844 of interest expense. The net loss for the nine months ended September 30, 2002 was significantly higher than the nine months ended September 30, 2001 due to greater legal and accounting fees paid related to filings made with the Securities and Exchange Commission and increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by expenses. At September 30, 2002, the Company had a working capital deficit of $71,983 compared with a working capital deficit of $30,600 at December 31, 2001. The Company's cash reserves are being depleted by operating expenses. The use of cash reserves to pay operating expenses has been partially offset by loans from affiliates.

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

The notes accrue interest at 12% per annum. Accrued interest at September 30, 2002 was $41,843 compared with accrued interest in the amount of $49,813 at December 31, 2001. As of September 30, 2002 no new loans have been made to the Company.

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

       3.2       Bylaws (filed as Exhibit 3.2 to the Company's 1987      N/A
                 Form 10-KSB Report and incorporated herein by reference)

       4.1       Convertible Promissory Note, dated September 22,        N/A
                 1987 (filed as Exhibit 4.1 to the Company's 1987
                 Form 10-KSB Report and incorporated herein by reference)

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

      10.11      Promissory Note issued to Lee Family dated January      N/A
                 1, 2002 (filed as Exhibit 10.11 to the Company's
                 2001 Form 10-KSB Report and incorporated herein by reference)

      10.12      Promissory Note issued to Douglas K. Lee dated          N/A
                 January 1, 2002 (filed as Exhibit 10.12 to the
                 Company's 2001 Form 10-KSB Report and incorporated herein by reference)

      10.13      Promissory Note issued to Janice Atkins dated           N/A
                 January 1, 2002 (filed as Exhibit 10.13 to the
                 Company's 2001 Form 10-KSB Report and incorporated herein by reference)

        21       Subsidiaries of Registrant (filed as Exhibit 21 to      N/A
                 the Company's 2001 Form 10-KSB Report and incorporated herein by reference)

      99.1      Summary - Jordanelle Dam Design Data (filed as           N/A
                Exhibit 28.1 to the Company's 1987 Form 10-K Report and incorporated herein by reference)

    REGULATION                                                       CONSECUTIVE
    S-B NUMBER                         EXHIBIT                       PAGE NUMBER

       99.2      Certification  Pursuant To 18 U.S.C. Section             13
                 1350, As Adopted  Pursuant To Section 906 Of
                 The Sarbanes-Oxley Act Of 2002

---------------------------


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: NONE.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PARK-PREMIER MINING COMPANY



Dated: November 18, 2002             By: /s/ ROBERT W. DUNLAP
                                        ----------------------------------------
                                           Robert W. Dunlap, President
                                           (Principal Financial Officer)

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

Date:    November 18, 2002

                                      /s/ ROBERT W. DUNLAP
                                     -------------------------------------------
                                     Robert W. Dunlap, President
                                     (Principal Executive and Financial Officer)