Form 10KSB
period 2002-12-31
PARK PREMIER MINING CO
filed 2003-04-28
CIK 76286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                          COMMON STOCK, $0.25 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days: NONE - SEE ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

State the number of shares outstanding of issuer's classes of common equity, as of the latest practicable date: 2,000,000 AS OF APRIL 15, 2003

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---
                                                              Page 1 of 29 Pages

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

GENERAL

         Park-Premier Mining Company ("Park-Premier") was incorporated in the State of Utah in 1907. Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation ("Park-Cummings"). The Company owns 51% of the issued and outstanding shares of Park-Cummings. Unless otherwise indicated herein, the term "Company" means Park-Premier, and Park-Cummings. As of December 2002, the Company owns a 6.29% interest in EastSide Group, LLC ("EastSide"). EastSide was organized as a Utah limited liability company on March 24, 1999, by property owners, including the Company, within an area of land known as "Area B" in the Jordanelle Basin, Wasatch County, Utah. Eastside was formed to coordinate and work with Wasatch County and the Jordanelle Special Services District in facilitating and obtaining necessary approvals for the development of infrastructure and master planning for property owned by the members of EastSide. The Company's interest in EastSide is diluted as additional property owners become members of EastSide.

         The Company owns patented mining claims covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. Included within this acreage is Park-Cummings' ownership of 8 patented mining claims comprised of approximately 80 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. The Company is carrying a note receivable from Park-Cummings in the amount of $296,519, which includes accrued interest, and is considering exchanging the note for the land Park-Cummings currently owns. See Item 2. "Description of Property."

         Although these claims were originally acquired for mineral exploration purposes, management believed the claims would be more valuable if developed as residential properties or commercial buildings. Management began discussing a master development plan with adjoining landowners and Wasatch County Officials and obtained rezoning for residential or commercial development on the land. Most of the claims owned by the Company are, however, "land-locked" by the encroachment of the Jordanelle Reservoir Project, discussed below. While details for the Jordanelle Special Services District water and sewer plan were approved and enacted, there is no water available on the property. The Jordanelle Special Services District currently charges a reservation fee for landowners to procure water. The amount of the fee is very high and continues to increase. No water is expected to reach the property for another two to three years. Management has looked at alternatives available to develop the property but has concluded that development is not a real possibility. Management does not believe that the Company will be able to continue to hold the property and, therefore, liquidation of the Company through the sale of its property, or otherwise, appears imminent.

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

         The Company used the proceeds of the Bureau of Reclamation condemnation as operating capital. The Company has not generated revenue from operations for many years and has depleted all condemnation proceeds. In order to meet its needs for working capital, the Company has borrowed funds from a major stockholder and Officer of the Company and from other affiliates in the form of convertible notes. See "Item 12. Certain Relationships and Related Transactions."

         As of December 31, 2002, the Company had outstanding promissory notes payable in the amount of $520,716, including accrued interest, reflecting monies borrowed by the Company since October 1987. The notes are convertible into shares of the Company's common stock at a price to be determined by the Board of Directors. The conversion price shall not be more than $0.10 per share. Currently, all of the Company's authorized stock is issued and outstanding. In order for conversion of these notes to occur, the Company's Articles of Incorporation must be amended to increase the number of authorized shares. The notes accrue interest at 12% per annum. Accrued interest at December 31, 2002 and 2001 was $55,791 and $49,813, respectively. All notes, plus accrued interest, were rewritten on January 1, 2002 and are due January 1, 2004. Without funding from the major stockholders and affiliates and the rewriting of the convertible notes to extend the maturity date, the Company could not continue to exist. There can be no assurance that funding from these sources will continue in the future.

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


ITEM 2.        DESCRIPTION OF PROPERTY.

MINING CLAIMS

         The Company owns patented mining claims covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. Included within this acreage are 8 patented mining claims, comprised of approximately 80 acres of land situated in the East Elkhorn Mining District, Wasatch County Utah, owned by Park-Cummings Mining Company, a majority-owned subsidiary, of the Company. The Company carries a note receivable from Park-Cummings in the amount of $296,519, which includes accrued interest. Park-Cummings will not be able to repay its debt to the Company in the foreseeable future, and it is likely that the amount due on the note will be exchanged for the land currently owned by Park-Cummings.

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

         As of December 31, 2002, management has been unsuccessful in its attempts to develop its interest in land related to the mining claims as residential or commercial property. Due to the unavailability of water on the property and the Company's financial condition, the Company will be unable to pursue its redevelopment plan and intends to liquidate its assets in the next several months.

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

         As of December 31, 2002, there were 833 record holders of the Company's common stock.

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

                 PRINCIPAL AMOUNT OF NOTES    NUMBER OF COMMON SHARES INTO WHICH
                               OUTSTANDING             NOTES MAY BE CONVERTED(1)

January 1, 2000                $370,635.10                             3,706,351

January 1, 2001                $415,111.00                             4,151,110

January 1, 2002                $464,925.00                             4,649,250

(1) Calculated based upon a conversion rate of $0.10 per share. The notes provide for a conversion price of $0.10 per share or such other conversion price as the board of directors may deem appropriate, not in excess of $0.10 per share.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         Since approximately 1985, the Company essentially has had no operations. The condemnation action by the Bureau of Reclamation has taken a material part of the Company's properties. The value of the Company's remaining land holdings is indeterminable and is stated at cost on the Company's financial statements. The Company is unable to continue to pursue any plan to redevelop the property it currently owns and its intent, as of April 15, 2003, is to liquidate its assets.

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

         Management estimates that the Company will be able to continue its existence until December 31, 2003 only if it receives additional capital. Management has not identified any sources of capital and, therefore, the future of the Company remains uncertain. On January 1, 2002, convertible notes issued to certain affiliates were rewritten and are due January 1, 2004. See "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" and "Item 12. Certain Relationships and Related Transactions." During the six months following the filing of this report, management intends to begin the process of selling its assets and liquidating the Company.

LIQUIDITY

         The Company's cash flows during 2002 and 2001 resulted in net losses of $110,935 and $91,515, respectively. The Company's investing activities used cash in the amount of $200 and $29,935 for 2002 and 2001, respectively. These uses were partially offset by increased borrowings from related parties of $49,814 and $44,476 in 2002 and 2001, respectively. Operating activities used cash in the amount of $44,651 and $81,500 during 2002 and 2001, respectively.

         At December 31, 2002 and 2001, the Company had working capital deficiency of $36,131 compared with working capital of $19,213 at December 31, 2001. Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. Other than interest earned on cash deposits, the Company presently has no external sources of cash.

ASSETS

         At December 31, 2002, the Company had total assets of $156,975 compared to total assets of $201,408 at December 31, 2001. The majority of the Company's assets is comprised of the mining claims the Company owns covering approximately 315 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah. See "Item 2. Description of Property."

RESULTS OF OPERATIONS

         The Company has no current operations other than the potential development of its remaining claims, and has not generated any revenue other than loans from affiliates. As of the date of this report the Company's only source of income was interest on cash deposits. The Company must rely entirely upon loans and such cash deposits to pay operating expenses.

         The Company's operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of this annual report and the accompanying financial statements. During 2002, professional fees were $37,008 compared to $30,487 during 2001. Since the Company currently has no source of revenue, the Company's working capital will continue to be depleted by expenses.

         The Independent Accountant's Report and Note 1 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's has no business operations and, thus, no revenues to cover its expenses. Management intends to liquidate the Company's assets within the next six months.

ITEM 7.           FINANCIAL STATEMENTS.

         Please refer to the pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS AND EXECUTIVE OFFICERS

         The officers and directors of the Company are:

         NAME                   AGE     TITLE(S)
         ----                   ---     --------

         Robert W. Dunlap        52      President, Chief Executive Officer,
                                         Chief Financial Officer, Treasurer and
                                         Director

         Jeffrey L. Lee          49      Vice President, Secretary and Director

         Steven R. Lee           41      Director

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

         None of the directors of the Company holds other directorships in reporting companies.

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

                                                                         LONG TERM COMPENSATION
                                                                  -------------------------------------
                                    ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                            ---------------------------------------------------------------------------
                                                                               SECURITIES
                                                        OTHER     RESTRICTED   UNDERLYING
NAME AND                                               ANNUAL        STOCK      OPTIONS/                 ALL OTHER
PRINCIPAL                                            COMPENSATION  AWARD(S)       SARS        LTIP      COMPENSATION
POSITION          YEAR      SALARY($)    BONUS($)      ($)(2)         ($)          ($)     PAYOUTS ($)      ($)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Robert W.             2002      -0-         -0-         15,103        -0-          -0-          -0-          -0-
Dunlap,               2001      -0-         -0-          6,863        -0-          -0-          -0-          -0-
President (1)         2000      -0-         -0-          5,314        -0-          -0-          -0-          -0-

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

(2) Mr. Dunlap has deferred a portion of the compensation earned through 2002 of $30,366.

         The Company does not have any employment contracts with any of its officers or directors. See "Item 12. Certain Relationships and Related Transactions." Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. Mr. Dunlap, the Company's chief executive officer, was not granted any stock options during the fiscal years ended December 31, 2002, 2001, and 2000.

STOCK OPTION PLANS

         The Company has no stock option plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

         The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

         The following table sets forth information, as of December 31, 2002, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

       NAME AND ADDRESS OF
        BENEFICIAL OWNERS                 SHARES OWNED BENEFICIALLY(1)(2)               PERCENT OF CLASS

Robert W. Dunlap(3)                                  3,825,000(4)                             71.9%
32391 Horseshoe Drive
Evergreen, Colorado 80439

AMI Associates(5)                                      507,500                                25.4%
1708 Essex Court
St. Charles, Illinois 60174

Affiliated Mining Inc.(6)                            453,640 (7)                              18.5%
1708 Essex Court
St. Charles, Illinois 60174

Jeffrey L. Lee                                        979,214(8)                              39.6%
1708 Essex Court
St. Charles, Illinois 60174

Steven R. Lee                                         979,214(9)                              39.6%
1357 Larsen Street
Sycamore, Illinois 60178

Douglas K. Lee                                       548,544(10)                              26.9%
P.O. Box 255
Linn Creek, Missouri 65052

Claudette K. Lee                                     979,214(11)                              39.6%
357 Larsen Street
Sycamore, Illinois 60178

Janice K. Atkins                                     548,544(12)                              22.2%
4840 E. Creek Ridge Trail
Reno, Nevada 89509

Jeanette M. Johnson                                  526,204(13)                              26.1%
P.O. Box 2541
Corona, California 91718

Estate of Bertha Marie Dunlap                      208,770 (3)(14)                             9.5%

All officers and directors as a group             4,822,288(4)(8)(9)                          83.0%
(3 persons)

------------------

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this Report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. As of December 31, 2002, the Company had 2,000,000 shares of common stock outstanding. Conversion of the long-term convertible promissory notes cannot occur since all of the authorized stock in the Company is issued and outstanding. Approval by the stockholders would be required to increase the Company's authorized capital.

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

CHANGES OF CONTROL

         In the event the long-term convertible promissory notes issued by the Company were converted to equity, a change in control of the Company could occur. However, conversion of the promissory notes cannot occur since all of the authorized stock in the Company is issued and outstanding. Approval by the stockholders to increase the number of authorized shares is required before conversion would be possible. Additionally, an election to convert the promissory notes by the holders would be required.

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

               Principal Amounts Outstanding at December 31, 2002

   LENDER                2000         2001           2002       EXPLANATION
   ------                ----         ----           ----       -----------


   Robert W. Dunlap    $66,728.03   $66,728.03    $66,728.03    Cash Advances

   Robert W. Dunlap     $6,893.76    $6,893.76     $6,893.76    Unreimbursed
                                                                Expenses

   Robert W. Dunlap    $46,873.08   $46,873.49    $46,873.49    Fees

   Robert W. Dunlap   $175,710.49  $211,254.72   $251,064.72    Accrued Interest

   Affiliated Mining   $11,871.98   $11,871.98    $11,871.98    Cash Advances

   Affiliated Mining    $1,510.70    $1,510.70     $1,510.70    Unreimbursed
                                                                Expenses

   Affiliated Mining   $27,121.16   $31,981.32     $5,444.00    Accrued Interest

   Estate of Bertie    $18,639.86   $20,877.00    $23,382.00    Cash Advance,
   Dunlap                                                       plus Accrued
                                                                Interest

   Lee Family          $11,296.90   $12,652.00    $14,171.00    Cash Advance,
                                                                plus Accrued
                                                                Interest

   Janice Atkins        $1,994.57    $2,234.00     $2,502.00    Cash Advance,
                                                                plus Accrued
                                                                Interest

   Douglas K. Lee       $1,994.57    $2,234.00     $2,502.00    Cash Advance,
                                                                plus Accrued
                                                                Interest

              Total   $330,924.20  $370,635.51    $464,925.00


         The lenders are affiliates of the Company. Bertha Marie Dunlap, deceased, is the mother of Robert W. Dunlap, the President and a director of the Company. Affiliated Mining, Inc. is a private company owned by Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Candace A. Thoke, Jeanette M. Johnson, Janice K. Atkins, and Vera K. Lee. Jeffery L. Lee, Steven R. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice K. Atkins are General Partners of AMI Associates. In addition to being officers and directors of the Company and General Partners of AMI Associates, Jeffrey L. Lee, Steven R. Lee, and Claudette K. Lee, are also officers and directors of Affiliated Mining, Inc.

         The following table summarizes the amounts outstanding and interest payable on the notes at December 31, 1999, 2000 and 2001:

                        BALANCE OF OUTSTANDING NOTES        INTEREST PAYABLE

December 31, 2000                  $370,635                      $39,711

December 31, 2001                  $415,111                      $49,813

December 31, 2002                  $464,925                      $55,791


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

    REGULATION                                                                                      CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                      PAGE NUMBER

       3.1          Articles of Incorporation of the Company as Amended on October 21, 1983             N/A
                    (filed as Exhibit 3 to the Company's 1983 Form 10-K Report and
                    incorporated herein by reference)

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

       10.1         Letter Agreement (filed as Exhibit 10.1 to the Company's 1988 Form 10-K             N/A
                    Report and incorporated herein by reference)

       10.2         Land Purchase Contract (filed as Exhibit 10.2 to the Company's 1988 Form            N/A
                    10-K Report and incorporated herein by reference)

       10.3         Subordination Agreement (filed as Exhibit 10.3 to the Company's 1988 Form           N/A
                    10-K Report and incorporated herein by reference)

       10.4         Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002            N/A
                    (filed as Exhibit 10.4 to the Company's 2001 Form 10-K Report and
                    incorporated herein by reference)

       10.5         Promissory Notes issued to Robert W. Dunlap dated January 1, 2002(filed as          N/A
                    Exhibit 10.5 to the Company's 2001 Form 10-K Report and incorporated herein by reference)

       10.6         Letter Agreement between the Company and Robert W. Dunlap and Kathy L.              N/A
                    Dunlap dated October 12, 1990 (filed as Exhibit 10.6 to the Company's 1989
                    Form 10-K Report and incorporated herein by reference)

       10.7         Letter Agreement between the Company and Affiliated Mining, Inc. dated              N/A
                    March 1, 1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.7 to the Company's 1989 Form 10-K Report and
                    incorporated herein by reference)

       10.8         Letter Agreement between the Company and Robert W. Dunlap dated July 1,             N/A
                    1991 for transfer of property in exchange for cancellation of debt (filed as Exhibit 10.8 to the Company's 1989 Form 10-K Report and incorporated herein by reference)



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

      10.10         Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002             N/A
                    (filed as Exhibit 10.10 to the Company's 2001 Form 10-K Report and
                    incorporated herein by reference)

      10.11         Promissory Note issued to Lee Family dated January 1, 2002 (filed as                N/A
                    Exhibit 10.11 to the Company's 2001 Form 10-K Report and incorporated herein by reference)

      10.12         Promissory Note issued to Douglas K. Lee dated January 1, 2002 (filed as            N/A
                    Exhibit 10.12 to the Company's 2001 Form 10-K Report and incorporated herein by reference)

      10.13         Promissory Note issued to Janice Atkins dated January 1, 2002 (filed as             N/A
                    Exhibit 10.13 to the Company's 2001 Form 10-K Report and incorporated herein by reference)

      10.14         Promissory Note issued to Park-Premier Mining Company dated January 1,              N/A
                    2002 (filed as Exhibit 10.14 to the Company's 2001 Form 10-K Report and
                    incorporated herein by reference)

        21          Subsidiaries of Registrant (filed as Exhibit 21 to the Company's 2001 Form          N/A
                    10-K Report and incorporated herein by reference)

       99.1         Summary - Jordanelle Dam Design Data (filed as Exhibit 28.1 to the                  N/A
                    Company's 1987 Form 10-K Report and incorporated herein by reference)

       99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to             29
                    Section906 of the Sarbanes-Oxlex Act of 2002 of Chief Executive Officer
                    and Chief Financial Officer

---------------------------

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: NONE.


ITEM 14.       CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of Robert W. Dunlap, the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on the evaluation by Mr. Dunlap, he has conculded that the design and operation of the Company's disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PARK-PREMIER MINING COMPANY



Dated: April 16, 2003               By:  /s/  ROBERT W. DUNLAP
                                       -----------------------------------------
                                          Robert W. Dunlap, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                                      DATE

                                           President, Treasurer, and Director
                                           (Principal Executive, Financial, and
/s/ Robert W. Dunlap                       Accounting Officer)                        April 16, 2003
--------------------------------
Robert W. Dunlap





/s/Jeffrey L. Lee                          Vice President, Secretary and Director     April 16, 2003
--------------------------------
Jeffrey L. Lee



/s/Steven R. Lee                           Director                                   April 16, 2003
--------------------------------
Steven R. Lee


                                 CERTIFICATIONS


I, Robert W. Dunlap, certify that:


1. I have reviewed this annual report on Form 10-KSB of Park Premier Mining Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 16, 2003


                                           /S/ ROBERT W. DUNLAP
                                         ---------------------------------------
                                         Chief Executive and Chief Financial
                                         Officer

                              FINANCIAL STATEMENTS

                                       AND

                         INDEPENDENT ACCOUNTANTS' REPORT


                           PARK-PREMIER MINING COMPANY

                                December 31, 2002

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

Notes to Consolidated Financial Statements                              F-8-F-13

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Park-Premier Mining Company


         We have audited the accompanying consolidated balance sheet of Park-Premier Mining Company as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park-Premier Mining Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows the year ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles of the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado
April 15, 2003

                           PARK-PREMIER MINING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                              ------------
                                                                       2002                 2001
                                                                 ----------------      --------------
CURRENT ASSETS

    Cash                                                         $         3,917       $      48,768
    Other current assets                                                     418                 199
                                                                 ----------------      --------------

         Total current assets                                              4,335              48,967

Land and mining claims                                                   152,640             152,441
                                                                 ----------------      --------------

         Total assets                                            $       156,975       $     201,408
                                                                 ================      ==============

                      LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                             $         1,227       $       6,264
    Accounts payable - officer                                            30,740              18,790
    Taxes payable                                                          8,499               4,700
                                                                 ----------------      --------------

         Total current liabilities                                        40,466              29,754

    Convertible notes payable - related parties                          464,925             415,111
    Accrued interest on convertible notes payable                         55,791              49,813
                                                                 ----------------      --------------

         Total liabilities                                               561,182             494,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common stock, par value $0.25, 2,000,000 shares
      authorized, issued and outstanding                                 500,000             500,000
    Discount on common stock                                            (146,250)           (146,250)
    Additional paid-in capital                                           505,656             505,656
    Accumulated deficit                                               (1,263,613)         (1,152,676)
                                                                 ----------------      --------------

                                                                        (404,207)           (293,270)
                                                                 ----------------      --------------

         Total liabilities and stockholders' deficit             $       156,975       $     201,408
                                                                 ================      ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       2002             2001
                                                  -------------    -------------

EXPENSES

    General and administrative                          15,103            6,863
    Professional fees                                   37,008           30,487
    Property tax expense                                 3,249            4,807

                                                  -------------    -------------
         Loss from operations                          (55,360)         (42,157)
                                                  -------------    -------------

OTHER INCOME (EXPENSE)

    Miscellaneous income (expense)                          --             (709)
    Interest income                                        216            1,164
    Interest expense                                   (55,791)         (49,813)

                                                  -------------    -------------
(Loss) before income taxes                            (110,935)         (91,515)

Provisions for income taxes                                 --               --

                                                  -------------    -------------
Net (loss)                                        $   (110,935)    $    (91,515)
                                                  =============    =============

Net (loss) per share                              $       (.06)    $       (.05)
                                                  =============    =============

Weighted average shares outstanding                  2,000,000        2,000,000
                                                  =============    =============




         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                   Discount       Additional
                                       Common Stock                   On             Paid                                Total
                                       ------------                 Common            In            Accumulated       Stockholder's
                                    Shares        Amount            Stock           Capital           Deficit            Equity
                                ------------- --------------   ----------------  --------------   ---------------   ---------------
Balance, December 31, 2000        2,000,000   $     500,000    $      (146,250)  $     505,656    $   (1,061,161)   $     (201,755)

   Net loss                              --              --                 --              --           (91,515)          (91,515)
                                ------------  --------------   ----------------  --------------   ---------------   ---------------

Balance, December 31, 2001        2,000,000   $     500,000    $      (146,250)  $     505,656    $   (1,152,676)   $     (293,270)

   Net-loss                              --              --                 --              --          (110,935)         (110,935)
                                ------------  --------------   ----------------  --------------   ---------------   ---------------

Balance, December 31, 2002        2,000,000   $     500,000    $      (146,250)  $     505,656    $   (1,263,611)   $     (404,207)
                                ============  ==============   ================  ==============   ===============   ===============







         The accompanying notes are an integral part of the consolidated financial statements.

                          PARK-PREMIER MINING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                       2002                2001
                                                                -----------------    -----------------

Cash flows from operating activities

    Net (loss)                                                  $       (110,935)    $        (91,515)

Adjustments to reconcile net (loss) to net cash
  used by operating activities:
   Interest expense added to notes payable                                49,814               44,476
   Changes in operating assets and liabilities:                               --                   --
     Accounts payable                                                     (1,239)              (5,908)
     Accrued interest payable                                              5,978                5,337
     Accounts payable - officer                                           11,950               10,785
     Other current assets                                                   (219)                (199)
                                                                -----------------    -----------------
         Total adjustments                                                66,284               54,491
                                                                -----------------    -----------------
Net cash used by operating activities                                    (44,651)             (81,500)
                                                                -----------------    -----------------

Cash flows from investing activities:
    Investment in land and mining claims                                    (200)             (29,935)
                                                                -----------------    -----------------
Net cash flow from investing activities                                     (200)             (29,935)
                                                                -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                     (44,851)             (66,959)

Cash and cash equivalents, beginning of year                              48,768              115,727

Cash and cash equivalents, end of year                          $          3,917     $         48,768
                                                                ================     =================

Supplemental schedule of noncash investing
  and financing activities
    Accrued interest added to notes payable                     $         49,814     $         44,476

Supplemental cash flow information:
    Income taxes paid                                           $             --     $             --
    Interest paid                                               $             --     $             --




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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company. All significant intercompany transactions and account balances have been eliminated. Park-Cummings Mining Company owed $410,107 and $370,319 to the Company at December 31, 2002 and 2001.

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

EARNINGS (LOSS) PER SHARE

Earnings  (loss) per share of common  stock is computed  by dividing  net income
(loss) by 2,000,000 weighted average number of common shares outstanding during the years ended

                           PARK-PREMIER MINING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002 and 2001 respectively. As discussed in Note 3, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company's authorized stock (all authorized stock of the Company is currently outstanding). These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including account receivable, account payable, and accrued liabilities approximate fair value due to their short-term maturity. Notes payable
approximate   fair  value  due  to  the   similarity  of  rates  for  comparable
instruments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission

                           PARK-PREMIER MINING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended December 31, 2002.

In July 2002, FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

INCOME TAXES

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

OTHER

The Company has no advertising expenses.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming the Company continue as a going concern. The Company has not generated revenue from operations for many years. In order to maintain the Company's existence, a major stockholder to the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $464,924,

                           PARK-PREMIER MINING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

which were rewritten on January 1, 2002, and are due January 1, 2004. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist. However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

NOTE 3 - COMMON CAPITAL STOCK

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded on the Company's books at the par value of the shares issued less a discount on the common stock. The Company's shares are assessable and there are no unpaid assessments at December 31, 2002.

NOTE 4 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable were issued by the Company from 1987 through 1998, with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were rewritten on January 1, 2002, and are due January 1, 2004. The notes, as rewritten, call for payment of both principal and interest upon maturity. The notes accrue interest at an annual rate of 12%. Convertible notes payable is as follows:

                                                    DECEMBER 31,
                                            2002                    2001
                                     ------------------     --------------------

Robert W. Dunlap                     $       371,560        $        331,750

Affiliated Mining, Inc.                       50,808                  45,364

Estate of Bertha Dunlap                       23,382                  20,877

Lee Family                                    14,171                  12,652

Douglas K. Lee                                 2,502                   2,234

Janice Atkins                                  2,502                   2,234
                                     ------------------     --------------------

                                     $       464,925        $        415,111
                                     ==================     ====================

                           PARK-PREMIER MINING COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Holders of these convertible notes payable understand that an increase in the Company's authorized stock is necessary for conversion of these notes to occur (currently, all authorized stock in the Company is issued and outstanding).

NOTE 5 -COMMITMENTS AND CONTINGENCIES

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company's properties. The value of the Company's remaining land holdings is indeterminable and is stated at cost on the Company's financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

FUNDING OF EXPENDITURES

Although the Company has generated some working capital through the sale of interests in real property in recent years, the cash requirements of the Company exceed the cash generated by such sales. Accordingly, the President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2002, was $371,560, which includes accrued interest. In addition, Mr. Dunlap has deferred a portion of the compensation earned through 2002 of $30,366.

NOTE 7 - INCOME TAXES

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

NOTE 8 - LAND AND MINING CLAIMS

Land, mines and mining claims are stated at cost as of December 31, 2002 and 2001.

The Company did not identify sufficient mineral potential to meet the federal requirements to maintain its unpatented mining claims under the United States mining laws and therefore the unpatented claims were withdrawn from mineral entry.

The Company continues its effort to develop its remaining land holdings, after the condemnation of the majority of its acreage by the Bureau of Reclamation. However, since much of the

Company's land holdings are "land-locked" due to the encroachment of the Jordanelle Reservoir Project, there can be no assurance that the Company's efforts will be successful. The Company is pursing a master development plan with other adjoining landowners. The Company believes that the fair market value of its land holdings is greater than its cost.

NOTE 9 - EASTSIDE GROUP, LLC

In 1999, the Company and other landowners in Jordanelle Basin of the Wasatch County, Utah formed Eastside Group, LLC. The purpose of this LLC is to coordinate the efforts of the Company and other landowners to obtain the necessary approvals for the development of the real estate located in the Jordanelle Basin.

The Company submits payment to Eastside Group, LLC for its portion of the expenditures related to the development of its property located in the Jordanelle Basin. The Company then records and capitalizes these payments as additions to the costs of land and mining claims.