Form 10QSB
period 2003-03-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-16736
(Commission file number)

PARK-PREMIER MINING COMPANY
(Exact name of small business issuer as specified in its charter)

Utah	87-6116557
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

32391 Horseshoe Drive, Evergreen, Colorado 80439
(Address of principal executive offices)

(303) 670-3885
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,000,000 shares as of October 18, 2007

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$3,174	$3,917
Other current assets	283	418
Total current assets	3,457	4,335

Land and mining claims	152,640	152,640

Total assets	$156,097	$156,975

LIABILITES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$911	$1,227
Accounts payable – officer	33,110	30,740
Accrued interest – related parties	72,335	55,791
Property taxes payable	8,499	8,499
Convertible notes payable – related parties	464,925	—
Total current liabilities	579,780	96,257

Convertible notes payable – related parties	—	464,925
Conversion liability – related parties	1,137,273	1,100,636

Total liabilities	1,717,053	1,661,818

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,420,362)	(2,364,249)
	(1,560,956)	(1,504,843)

Total liabilities and stockholders’ deficit	$156,097	$156,975

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated)
EXPENSES
General and administrative	$2,702	$3,553
Professional fees	230	2,994
Property tax expense	—	1,043

Loss from operations	(2,932)	(7,590)

OTHER INCOME (EXPENSE)
Interest income	—	98
Interest expense	(16,544)	(13,948)
Change in value of conversion liability	(36,637)	61,660

Net (loss) income before income taxes	(56,113)	40,220

Provision for income taxes	—	—

Net (loss) income	$(56,113)	$40,220

Net (loss) income per share	$(.03)	$.02

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(56,113)	$40,220
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Change in value of conversion liability	36,637	(61,660)
Change in operating assets and liabilities:
Accounts payable	(316)	(4,164)
Accrued interest – related parties	16,544	13,949
Accounts payable – officer	2,370	2,663
Other current assets	135	66
Total adjustments	55,370	(49,146)
Net cash used by operating activities	(743)	(8,926)

Net decrease in cash and cash equivalents	(743)	(8,926)

Cash and cash equivalents, beginning of period	3,917	48,768

Cash and cash equivalents, end of period	$3,174	$39,842

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

Park-Premier Mining Company’s principal business activity since its organization in 1907 has been the exploration of its mining properties.  These properties consist of partially explored mining claims located in mineralized areas.  Current operations have diversified the direction of the Company to include the acquisition, holding, and sale of real property.

Interim Financial Information

The accompanying consolidated financial statements included herein have been prepared by Park-Premier Mining Company (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Park-Premier Mining Company later in the year.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  In management’s opinion all adjustments necessary for the fair presentation of the Company’s financial statements are reflected in the interim periods included.

The management of Park-Premier Mining Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for March 31, 2003 are based upon the December 31, 2002 (restated) audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $431,804 and $421,306 to the Company at March 31, 2003 and December 31, 2002, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary.  In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

Other

The Company has no advertising expenses and the Company paid no dividends during the periods presented.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Basis of Presentation - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder to the Company and an officer of the Company have loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $464,925, which were rewritten on January 1, 2002, and are due January 1, 2004.  As discussed in Note 5, these notes were reissued January 1, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $464,925 at March 31, 2003 and December 31, 2002.

Since the Company’s stock is very thinly traded, and since the Company has not been current with its financial statements since 2001, and thus there was not information on file for the market to determine a price, the Company determined the fair value of its common stock as follows:

The Company is in the process of entering into a transaction that values substantially all of the Company’s assets: its real estate.  The Company utilized information that it obtained in its current negotiations as to the fair market value of its real estate and then, using this value, considered all other financial aspects of the Company, such as its liabilities and commitments, to determine the current fair value of the Company and thus the Company’s common stock.  The Company then undertook a historical study of the changes that occurred over the past six years as best as it could determine the events that caused the increase in the value of the Company’s real estate.  Thus the Company was able to determine the fair value of its common stock on a year-by-year basis.

At March 31, 2003 and December 31, 2002, the outstanding debt and accrued interest totaling $534,664 and $520,716, respectively, could be converted into 5,346,638 and 5,207,160 shares of common stock, respectively, resulting in 7,346,638 and 7,207,160 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,137,273 and $1,100,636 at March 31, 2003 and December 31, 2002, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 1.13% and 1.66% at March 31, 2003 and December 31, 2002, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.31 and $.31 per share at March 31, 2003 and December 31, 2002, respectively.  The discount rate was determined by the bond equivalent yield.

Note 4 – Restatement of Financial Statements

In the accompanying financial statements, the accumulated deficit at December 31, 2002 was restated and increased by $1,100,636, and the net loss of $110,935 for the year ended December 31, 2002 was restated and changed to a net income of $246,887, as a result of the conversion liability described in Note 3 above.  Accordingly, the Company has restated its financial statements for the year ended December 31, 2002 as previously filed.

Additionally, the net loss of $21,440 for the three months ended March 31, 2002 was restated and changed to a net income of $40,220 as a result of the conversion liability described in Note 3 above.  Accordingly, the Company has restated its financial statements for the three months ended March 31, 2002 as previously filed.

Note 5 – Subsequent Events

Litigation

On October 31, 2007, the Company was named as a defendant in the civil litigation named Terry B. Brodkin v. Tuhaye Golf, LLC, et. al. filed in the District Court of Wasatch County, Utah.  In the lawsuit, the plaintiff seeks to establish access rights to his landlocked property.  The plaintiff also seeks damages in the amount of $5.5 million due to an alleged lost sale of his property caused by being landlocked.  The Company has evaluated the position of the plaintiff’s land relative the Company’s land and believes that any access rights that may be granted to the plaintiff will not cross the Company’s land.  Furthermore, the Company has assessed the probability of financial loss from this claim as remote.  The ultimate outcome of this litigation cannot presently be determined and, accordingly, the financial statements have not been adjusted to allow for a potential loss from the claim.  The Company intends to vigorously contest the claim.

Other Matters

The Company entered into two letter agreements in February 2007, pertaining to the sale and development of its property.  The Company will also share in the potential future appreciation of portions of the property.  It is anticipated that the property sale transactions will close in December 2007.

On January 1, 2007, the related party convertible notes payable were reissued extending the maturity date to December 31, 2007.  Additionally, on January 11, 2007, the Company issued a promissory note in the amount of $30,000 to an officer of the Company that calls for payment of both principal and interest upon maturity at December 31, 2007.

Item 2.         Management’s Discussion and Analysis or Plan of Operations

History and Overview

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2002, the principal and accrued interest owing under the Park-Cummings Note was $421,306.  As of December 31, 2006, the principal and accrued interest owing under the Park-Cummings Note was $652,646.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

Since approximately 1985, we have had essentially no operations.

EastSide Interest.  As of the date of this filing, we have a 6.29% interest in EastSide Group, LLC (“EastSide”).  EastSide was organized as a Utah limited liability company on March 24, 1999, by property owners, including Park-Premier, within an area of land known as “Area B” in the Jordanelle Basin, Wasatch County, Utah.  Eastside was formed to coordinate and work with Wasatch County and the Jordanelle Special Services District in facilitating and obtaining approvals for the development of infrastructure and master planning for property owned by the members of EastSide.  Most of the approvals have been obtained and the purposes behind the formation of EastSide have been accomplished.  Accordingly, EastSide is not currently active.

Convertible Notes.  From 1987 through June 30, 2007, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued long-term convertible promissory notes (the “Convertible Notes”).  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is presently issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity of the Company and thereby increase the number of authorized shares is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the noteholders would be required.

Sale of Property.

Project “A” Letter Agreement

On February 15, 2007, we entered into a letter agreement (the “Project “A” Letter Agreement”) with Talisker Realty Limited, a Delaware corporation (“Talisker Realty”).  Talisker Realty is a wholly owned lower-tier subsidiary of the Talisker Corporation (“Talisker”).  Talisker is a private global real estate development firm based in Toronto, Ontario, Canada with over twenty years of experience developing numerous real estate projects in the United States, the United Kingdom, Canada, the Bahamas, and Eastern Europe.  Under the Project “A” Letter Agreement, the Company has agreed to sell all its right, title and interest in approximately 303 acres of land (the “Project “A” Acreage”) located in Wasatch County, Utah (the “Property Sale”) to Talisker Realty.

The closing (“Closing”) of the Property Sale is conditional upon (i) approval by the Company’s directors and shareholders and (ii) execution of two additional letter agreements by the Company and/or related parties, (the Project “B” Letter Agreement and the Project “C” Letter Agreement, respectively), as each is described below.

Additionally, the Company has agreed to pay any taxes related to the Property prior to Closing and will also pay at Closing any mortgage trust deeds, judgments, mechanic's liens, damages, claims, tax liens and warrants involving the Property which are not removed in the title policy delivered at Closing, and has agreed to indemnify and hold Talisker harmless from and against such to the extent related to any events and/or ownership of the Property prior to Closing.  These costs are expected to be approximately $40,000.  No brokerage, finder’s fee or real estate commission is owed by the Company in connection with the transaction.

The Company has agreed to be responsible for the title insurance premium for an Owner’s Policy of Title Insurance in the full amount of the purchase price.  Each party shall be responsible for one half of the Closing costs, with items such as property taxes to be pro-rated as of the Closing.  The Company and Talisker have also agreed to cooperate in effectuating a tax-deferred exchange in accordance with Internal Revenue Code Section 1031 relative to the Property Sale upon the request of the other.

In exchange for the Sale Property, Talisker will (i) pay the Company cash in the amount of $3,250,000 at Closing and (ii) convey by special warranty deed to the Company unimproved, platted single family lots located in Talisker’s “Tuhaye” project in Wasatch County, Utah, (the “Tuhaye Lots”), with a targeted combined value of $3,750,000, within two years of Closing (the “Selection Period”).  The Selection Period may be extended an additional three years in the event that the Company has not selected all its Tuhaye Lots and Talisker has not recorded lot plats regarding a certain portion of Tuhaye.

The Tuhaye Lots will be selected by the Company from Talisker’s property inventory at its Tuhaye project, described below. The value of the Tuhaye Lots will be their retail prices at the time of selection, as established by Talisker during the ordinary course of its business and in a manner not intended to discriminate against the Company.  If the value of the selected Tuhaye Lots is less than $3,750,000, then Talisker will make a lump sum cash payment to the Company equal to such deficit at the end of the Selection Period.  Likewise, if the value of the selected Tuhaye Lots is greater than $3,750,000, then the Company will make a lump sum cash payment to Talisker equal to such surplus at the end of the Selection Period.

The Tuhaye Lots are located in Talisker’s Wasatch County, Utah project.  Talisker is developing 1,350 residential properties among three communities in Deer Valley, between the Wasatch and Uinta Mountains in the Park City, Wasatch County, Utah area:  (i) Tuhaye, consisting of Arts and Crafts homes accented with stone and timber; (ii) the ski-in, ski-out Empire Pass resort; and (iii) Red Cloud, the most exclusive of the three properties, which includes plans for one-to two-and-a-half-acre properties within a gated community located at the summit of Flagstaff Mountain at Deer Valley Resort.

By purchasing a lot in the Talisker development, a membership invitation is automatically extended to the buyer to join the exclusive Talisker Club, an all-inclusive luxury resort.  The Talisker Club is 10,000 acres of pristine wilderness and includes Tuhaye’s private Mark O’Meara Signature golf course.  The Talisker Club also has direct ski access to Deer Valley Resort’s® slopes, state-of-the-art fitness facilities and spa services, an on-mountain restaurant, member’s lodges, and a children’s camp featuring all season events.

The Company believes that it will be able to profitably sell the Tuhaye Lots by virtue of these amenities and locations.

The Company’s Board of Directors approved the Project “A” Letter Agreement on February 21, 2007.

Project “B” Letter Agreement

As a condition imposed by Talisker Realty to Closing of the Project “A” Letter Agreement, Robert Dunlap, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, and Kathy Dunlap, his spouse, are required to enter into the Project “B” Letter Agreement.  Under the Project “B” Letter Agreement, Robert Dunlap and Kathy Dunlap agreed to enter into a joint venture with Tuhaye LLC, a Delaware limited liability company, with respect to the development and sale of all of Robert Dunlap and Kathy Dunlap’s right, title and interest in approximately 40 acres of land in Wasatch County, Utah (the “Project “B” Acreage”).  Tuhaye is a wholly owned lower-tier subsidiary of Talisker.

Under the Project “B” Letter Agreement, Robert Dunlap and Kathy Dunlap will convey the Project “B” Acreage, at a deemed value of $2,000,000, to the joint venture entity to be formed by Robert Dunlap and Kathy Dunlap and Tuhaye.  Robert Dunlap and Kathy Dunlap will own a 50% interest in the joint venture entity and Tuhaye will own the remaining 50% interest.  The joint venture entity will be managed and operated by three managers consisting of two selected by Tuhaye and one selected by Robert Dunlap and Kathy Dunlap.

The Project “B” Acreage is part of a larger, 48-acre parcel of land that the Company conveyed to Robert Dunlap and Kathy Dunlap in July 1991 in exchange for the cancellation of a note in the amount of $48,540.  The deemed value under the Project “B” Letter Agreement for the Project “B” Acreage of $2,000,000 reflects an increase in real property values in the Wasatch County market since 1991, physical and legal road access and water rights acquired by Robert Dunlap and Kathy Dunlap for the Project “B” Acreage, as well as related zoning changes, engineering and development work with Wasatch County.

Within 18 months of closing of the Project “B” Letter Agreement, Tuhaye is required to create a business and development plan and submit for approvals and permits with the relevant government authorities.  Tuhaye is also responsible for obtaining financing necessary for development of the Project “B” Acreage and making any special capital contributions necessary to complete the project in the event the proceeds of financing are insufficient.  In exchange for its services on behalf of the joint venture, Tuhaye will receive (i) a construction management fee equal to five percent (5%) of the costs associated with the improvement and development of the Project “B” Acreage and  (ii) a branding fee of eighteen percent (18%) of the actual retail sales price of all lots, parcels, homes and improvements sold from the Project “B” Acreage.

The Company’s disinterested directors determined that Robert Dunlap’s involvement in the Project “B” Letter Agreement transaction is fair and reasonable and approved the Project “B” Letter Agreement transaction effective August 15, 2007.

Project “C” Letter Agreement

As an additional condition imposed by Talisker Realty to Closing of the Project “A” Letter Agreement, Park-Premier must enter into the Project “C” Letter Agreement, which memorializes the agreement of Park-Premier to enter into a joint venture with Ranch 248 LLC, a Delaware limited liability company and a wholly owned lower-tier subsidiary of Talisker, or its designee (“Ranch 248”), with respect to the development and sale of all of Park-Premier’s right, title and interest in approximately 30 acres of land in Wasatch County, Utah (the “Project “C” Acreage”) to Ranch 248.  The Company will convey the Project “C” Acreage to the joint venture at a deemed value of $3,500,000 and the Company and Ranch 248 will jointly develop and sell the Project “C” Acreage.  No brokerage, finder’s fee or real estate commission will be incurred by the Company in connection with the transaction.  The joint venture with Ranch 248 will be managed by two representatives appointed by Ranch 248 and one representative selected by the Company.  Both Ranch 248 and the Company will be prohibited from selling their interests in the joint venture for a period of four years from formation of the joint venture.

Within 18 months of closing of the Project “C” Letter Agreement, Ranch 248 is required to create a business and development plan and submit for approvals and permits with the relevant government authorities.  Ranch 248 is also responsible for obtaining financing necessary for development of the Project “C” Acreage and making any special capital contributions necessary to complete the project in the event the proceeds of financing are insufficient.  In exchange for its services on behalf of the joint venture, Ranch 248 will receive (i) a construction management fee equal to five percent (5%) of the costs associated with the improvement and development of the Project “C” Acreage, (ii) a construction development fee equal to the eight percent (8%) of the costs associated with the construction of homes on the Project “C” Acreage, and (iii) a branding fee of eighteen percent (18%) of the actual retail sales price of all lots, parcels, homes and improvements sold from the Project “C” Acreage.

The Company’s Board of Directors approved the Project “C” Letter Agreement on February 21, 2007.  The Company expects to obtain shareholder approval and close the Property Sale, the Project “A” Letter Agreement and the Project “C” Letter Agreement prior to the end of fiscal 2007.

Results of Operations

General

Since approximately 1985, we have had essentially no operations.  As of the date of this report, we have no source of income.  We must rely entirely upon loans from affiliates to pay operating expenses.  Without such funding, we will not continue to exist.  There can be no assurance that further loans from affiliates will continue in the future.

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  We intend to seek shareholder approval and close the Property Sale by the end of fiscal 2007.  See “Sale of Property” above.

Plan of Operation

Over the course of time, we have endeavored to monitor and plan the development of the areas where our Property is located.  We estimate that we will be able to continue our existence only if we complete the Property Sale.  Other than the Property Sale, we have not identified any sources of capital and, therefore, our future remains uncertain.  If the Property Sale is completed, we will participate in the ownership and development of real property located in Wasatch County, Utah.

Liquidity

Operating activities used cash in the amount of $743 and $8,926 during the three months ended March 31, 2003 and 2002, respectively.

At December 31, 2002, we had a working capital deficit of $91,922, compared with a working capital deficit of $576,323 at March 31, 2003.  The increase in our working deficit is largely attributable to our convertible notes payable becoming current liabilities in the amount of $464,925 during 2003, with no corresponding current convertible note payable liability in 2002.  We had no financing activities during the three months ended March 31, 2003 and 2002.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At March 31, 2003, we had total assets of $156,097 compared to total assets of $156,975 at December 31, 2002.  The decrease in total assets was largely due to the decrease in cash from $3,917 at December 31, 2002 to $3,174 at March 31, 2003.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred a net loss of $56,113 during the three months ended March 31, 2003 (“2003”) and had net income of $40,220 during the three months ended March 31, 2002 (“2002”).  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.  The net income in 2002 was largely attributable to a decrease in market value of conversion liability of $61,660 in 2002, compared with an increase in the market value of conversion liability of $36,637 in 2003.

We issued Convertible Notes with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  In prior years, we disclosed the stock conversion value but did not account for the embedded beneficial conversion of the debt as required by EITF 00-19.  The derivative feature, requiring the conversion to be registered stock, was subsequently noted.

Effective September 30, 2001, we began valuing our convertible debt using the prescribed accounting literature previously cited.  Since our stock is very thinly traded, we determined the fair value of our common stock based on the transaction values negotiated under the Project “A” Letter Agreement and the Project “C” Letter Agreements, which covers substantially all of our assets, as well as other financial aspects of our Company, such as our liabilities and commitments.  We then undertook a historical study of the changes that occurred over the past six years as best as we could to determine what caused the increase in the value of our real estate.  Thus, we were able to determine the fair value of our common stock on a year-by-year basis.

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At March 31, 2003 and December 31, 2002, the balance of the conversion liability was $1,137,273 and $1,100,636, respectively.

Our financial statements for 2002 were restated as a result of the conversion liability described above.  Our previously stated net loss of $21,440 was converted to net income of $40,220 as a result of the change in fair value of the conversion liability in the amount of $61,660.  We also recorded the change in the value of the conversion liability of $61,660 in the cash flow statement.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of March 31, 2003, we did not have any off-balance sheet arrangements.

Item 3.         Controls and Procedures

Under the supervision and with the participation of Robert W. Dunlap, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on his evaluation, Mr. Dunlap concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  However, our failure to file our annual and quarterly reports within the time periods specified by the SEC’s rules and forms since the fiscal year ended December 31, 2002 was not related to any material weakness in our internal controls, but was instead directly related to the uncertainty of the ongoing prospects of the Company.

The internal control deficiencies noted consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system.  Mr. Dunlap oversees our accounting and general internal control process.  As we have a very limited staff, we do not have other management staff with financial accounting experience for purposes of crosschecking or advising Mr. Dunlap on our accounting or financial reporting processes.  Our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

PART II.   OTHER INFORMATION

Item 1.         Legal Proceedings

Terry B. Brodkin v. Tuhaye Golf, LLC, et. al.

We are a party to civil litigation in the Fourth Judicial District Court for Wasatch County, Utah styled Terry B. Brodkin, Plaintiff, vs. Tuhaye Golf, LLC, et al., Defendants, Case No. 070500421 (the “Civil Action”) that was filed on or about October 31, 2007.  The plaintiff in the Civil Action seeks to establish access rights to his landlocked property and asserts several theories in an attempt to do so.  We are apparently named as a defendant in the Civil Action as a necessary party for Plaintiff to obtain relief.

In the Civil Action, plaintiff alleges that in 1999, certain landowners, including us, formed a Utah limited liability company known as EastSide Group, LLC (“Eastside”) to marshal consensus for a coordinated plan to develop certain land in Wasatch County, Utah known as Area B – North, Jordanelle Basin (“Area B – North”).  Plaintiff alleges that on July 31, 2000, the Wasatch County Commission granted a petition filed by Eastside and adopted a Master Plan for development of Area B – North.  Plaintiff alleges that his predecessor in interest also owned land in Area B – North but was not contacted to be a member of EastSide due to the dormant nature of the business entity owning the property and the scattered location of its shareholders.

Plaintiff further alleges that in 2001, a group of landowners in Area B – North affected by the Master Plan entered into an agreement to grant reciprocal, permanent, and non-exclusive ingress and egress easements between parcels to accommodate development (the “2001 Agreement”).  Plaintiff alleges that his predecessor was not contacted to be a party to the 2001 Agreement.  However, after the 2001 Agreement was executed, Plaintiff alleges that his predecessor realized his land was included in the 2001 Agreement and recorded quit-claim deeds in December of 2002 to inform the parties of this fact.

Plaintiff alleges that he bought his predecessor’s land in 2004 after conducting “extensive due diligence into the access rights” for his property, including a realization that his property was included in the Master Plan and the 2001 Agreement.  Plaintiff alleges the existence of verbal agreements between one or more of the parties to the 2001 Agreement to grant access to his property.

Plaintiff requests a Declaratory Judgment that he is an intended third-party beneficiary to the 2001 Agreement since his land was included in the Master Plan.  Although neither he nor his predecessor were parties to the 2001 Agreement, Plaintiff alleges that he has fully performed all his obligations under it and that the refusal by two of the parties to grant access to him constitutes breach of the 2001 Agreement.  Plaintiff further requests damages due to the breach of $5.5 million, because his land was landlocked and he was unable to consummate a sale of his property.  Finally, Plaintiff asks for an easement by necessity for his landlocked property and asserts entitlement to access by private condemnation under Utah law.

We do not believe that the Civil Action will affect Talisker’s obligations under the Project “A” and “C” Letter Agreements to complete the Property Sale pursuant to those agreements.  We believe the claim is without merit and we intend to vigorously contest the claim.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

Not applicable

Item 6.         Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (3)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (3)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (3)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (3)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (3)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (3)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (3)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

(1)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: December 12, 2007	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President