Form 10QSB
period 2003-09-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$733	$3,917
Other current assets	493	418
Total current assets	1,226	4,335

Land and mining claims	152,640	152,640

Total assets	$153,866	$156,975

LIABILITES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,933	$1,227
Accounts payable – officer	35,301	30,740
Accrued interest – related parties	105,422	55,791
Property taxes payable	9,432	8,499
Convertible notes payable – related parties	464,925	—
Total current liabilities	623,013	96,257

Convertible notes payable – related parties	—	464,925
Conversion liability – related parties	1,212,873	1,100,636

Total liabilities	1,835,886	1,661,818

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,541,426)	(2,364,249)
	(1,682,020)	(1,504,843)

Total liabilities and stockholders’ deficit	$153,866	$156,975

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2003	2002
		(Restated)
EXPENSES
General and administrative	$1,504	$5,662
Professional fees	919	7,483
Property tax expense	611	1,302

Loss from operations	(3,034)	(14,447)

OTHER INCOME (EXPENSE)
Interest income	—	39
Interest expense	(16,544)	(13,948)
Change in value of conversion liability	8,848	19,637

Net loss before income taxes	(10,730)	(8,719)

Provision for income taxes	—	—

Net loss	$(10,730)	$(8,719)

Net loss per share	$(.01)	$(.00)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
EXPENSES
General and administrative	$5,450	$12,165
Professional fees	8,715	33,755
Property tax expense	1,144	3,647

Loss from operations	(15,309)	(49,567)

OTHER INCOME (EXPENSE)
Interest income	—	214
Interest expense	(49,631)	(41,844)
Change in value of conversion liability	(112,237)	346,982

Net (loss) income before income taxes	(177,177)	255,785

Provision for income taxes	—	—

Net (loss) income	$(177,177)	$255,785

Net (loss) income per share	$(.09)	$.13

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(177,177)	$255,785
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Change in value of conversion liability	112,237	(346,982)
Change in operating assets and liabilities:
Accounts payable and property taxes payable	7,639	(1,105)
Accrued interest – related parties	49,631	41,844
Accounts payable – officer	4,561	9,673
Other current assets	(75)	(351)
Total adjustments	173,993	(296,921)
Net cash used by operating activities	(3,184)	(41,136)

Net decrease in cash and cash equivalents	(3,184)	(41,136)

Cash and cash equivalents, beginning of period	3,917	48,768

Cash and cash equivalents, end of period	$733	$7,632

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

Amounts shown for September 30, 2003 are based upon the December 31, 2002 (restated) audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $452,800 and $421,306 to the Company at September 30, 2003 and December 31, 2002, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $464,925 at September 30, 2003 and December 31, 2002.

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

At September 30, 2003 and December 31, 2002, the outstanding debt and accrued interest totaling $548,612 and $520,716, respectively, could be converted into 5,486,115 and 5,207,160 shares of common stock, respectively, resulting in 7,486,115 and 7,207,160 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,212,873 and $1,100,636 at September 30, 2003 and December 31, 2002, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of .99% and 1.66% at September 30, 2003 and December 31, 2002, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.31 and $.31 per share at September 30, 2003 and December 31, 2002, respectively.  The discount rate was determined by the bond equivalent yield.

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

Additionally, the net loss of $28,359 and $91,197 for the three and nine months ended September 30, 2002, respectively, was restated and changed to a net (loss) income of ($8,719) and $255,785, respectively, as a result of the conversion liability described in Note 3 above.  Accordingly, the Company has restated its financial statements for the three and nine months ended September 30, 2002 as previously filed.

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

Liquidity

Operating activities used cash in the amount of $3,184 and $41,136 during the nine months ended September 30, 2003 and 2002, respectively.

At December 31, 2002, we had a working capital deficit of $91,922, compared with a working capital deficit of $621,787 at September 30, 2003.  The increase in our working deficit is largely attributable to our convertible notes payable becoming current liabilities in the amount of $464,925 during 2003, with no corresponding current convertible note payable liability in 2002.  We had no financing activities during the nine months ended September 30, 2003 and 2002.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At September 30, 2003, we had total assets of $153,866 compared to total assets of $156,975 at December 31, 2002.  The decrease in total assets was largely due to the decrease in cash from $3,917 at December 31, 2002 to $733 at September 30, 2003.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses of $10,730 and $177,177 during the three and nine month periods ended September 30, 2003, respectively, and had net a loss of $8,719 and net income of $255,785 during the three and nine month periods ended September 30, 2002, respectively.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.  The net income during the nine month period ended September 30, 2002 was largely attributable to a decrease in the market value of conversion liability of $346,982, compared with an increase in the market value of conversion liability of $112,237 during the same period in 2003.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At September 30, 2003 and December 31, 2002, the balance of the conversion liability was $1,212,873 and $1,100,636, respectively.

Our financial statements for 2002 were restated as a result of the conversion liability described above.  Our previously stated net losses of $28,356 and $91,197 were converted to a net loss of $8,719 and net income of $255,785 during the three and nine month periods ended September 30, 2002, respectively, as a result of the change in fair value of the conversion liability in the amount of $19,637 and $346,982.  We also recorded the change in the value of the conversion liability of $346,982 in the cash flow statement.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of September 30, 2003, we did not have any off-balance sheet arrangements.

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

_____________
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