Form 10KSB
period 2003-12-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

:ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-16736

PARK-PREMIER MINING COMPANY
(Name of small business issuer in its charter)

Utah	87-6116557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32391 Horseshoe Drive, Evergreen, Colorado	80439
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 670-3885

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.25 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  9

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes 9   No :

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  9

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes 9   No :

State issuer’s revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the specified date within the past 60 days.  None - See Item 5.  “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

State the number of shares outstanding of issuer’s classes of common equity, as of the latest practicable date:
2,000,000 shares as of October 18, 2007

Transitional Small Business Disclosure Format (check one):  Yes 9   No :

PART I

Item 1.       Description of Business.

Business Development

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2003, the principal and accrued interest owing under the Park-Cummings Note was $463,297.  As of December 31, 2006, the principal and accrued interest owing under the Park-Cummings Note was $652,646.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Convertible Notes.  From 1987 through September 30, 2007, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued long-term convertible promissory notes (the “Convertible Notes”).  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is presently issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity of the Company and thereby increase the number of authorized shares is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the noteholders would be required.  See Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”

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

Additionally, the Company has agreed to pay any taxes related to the Property prior to Closing and will also pay at Closing any mortgage trust deeds, judgments, mechanic’s liens, damages, claims, tax liens and warrants involving the Property which are not removed in the title policy delivered at Closing, and has agreed to indemnify and hold Talisker harmless from and against such to the extent related to any events and/or ownership of the Property prior to Closing.  These costs are expected to be approximately $40,000.  No brokerage, finder’s fee or real estate commission is owed by the Company in connection with the transaction.

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

The Company’s disinterested directors determined that Robert Dunlap’s involvement in the Project “B” Letter Agreement transaction is fair and reasonable and approved the Project “B” Letter Agreement transaction effective August 15, 2007.  See Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”

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

Employees

We have no full-time employees and do not expect to hire any full-time personnel in the near future.  Our President, Mr. Robert W. Dunlap, is retained on a part-time basis.  See Item 10.  “Executive Compensation.”

Item 2.       Description of Property.

Mining Claims

We own patented mining claims and associated interests covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  The patented mining claims of Park-Premier are referred to collectively as the “Property”.  The Property is unimproved, vacant land, acquired by government patent and mineral location.  The Property is not subject to any mortgages or encumbrances.

We are currently on a waiting list to acquire water rights sufficient for the proposed sale and development of the Property and anticipate that we will receive confirmation of water rights for the Property by the end of fiscal 2007.  As of the date of this filing, the Property is not covered by insurance.

Historically used in mineral exploration and grazing, the Property has not generated revenue from mineral operations for many years.  Additionally, we have not identified a sufficient quantity or quality of mineralization on the Property, nor do we expect to do so in the future.  Instead, we have held the Property for its real estate development potential as development in the East Elkhorn Mining District has increased.  The East Elkhorn Mining District of Wasatch County has been experiencing substantial development growth over the last five years.  There are a significant number of competing properties in various stages of development in the East Elkhorn Mining District.  As a result, we believe that the value of the Property has appreciated and we have acquired zoning, access, and infrastructure rights necessary for development of the Property.

We have determined that further costs for roads, water, utilities, and development densities associated with developing the Property are prohibitively high and development of the Property solely by the Company would not be feasible.  As a result, in February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing the Property.  See Item 1.  “Description of Business – Business Development – Sale of Property – Project “A” Letter Agreement; Project “B” Letter Agreement; and Project “C” Letter Agreement.”

We anticipate that the transactions contemplated in the Project “A”, “B” and “C” Letter Agreements will close by the end of fiscal 2007, resulting in the sale of the Property.  The Property that is not subject to sale or exchange will be part of a joint venture as described in the Project “C” Letter Agreement.  Under the Project “C” Letter Agreement, the joint venture property, consisting of approximately 30 acres, will be developed by our joint venture partner, Ranch 248, and the Company is not obligated to fund the costs or expenses of development.  See Item 1.  “Description of Business – Business Development – Sale of Property – Project “A” Letter Agreement; Project “B” Letter Agreement; and Project “C” Letter Agreement.”

We do not anticipate that compliance with federal, state, or local provisions regarding environmental protection has had, or will have, a material effect on our ownership of the Property or the pending Property Sale.

Principal Offices

Robert W. Dunlap, our President and a member of our Board of Directors, provides our principal office without charge.  We do not have a written lease agreement with Mr. Dunlap.

Item 3.       Legal Proceedings.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of the date of this report, no public market exists for our shares and none has existed for several years.

Holders

As of October 18, 2007, there were 834 record holders of our common stock.

Dividends

During the fiscal years ended December 31, 2003 through 2006, no cash dividends were declared on our common stock.  In the event conditions precedent to Projects “A” and “C” are satisfied as described in Item 1 above, we anticipate that dividends may be paid at some point in the foreseeable future.

Equity Compensation Plan

The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

Convertible Notes

From 1987 through September 30, 2007, we entered into various arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors and issued Convertible Notes in connection therewith.  See Item 1.  “Description of Business – Business Development – Convertible Notes” and Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”

The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is presently issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity of the Company and thereby increase the number of authorized shares and decrease the par value per share is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the holders would be required.  The Convertible Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table contains the amounts owing under the Convertible Notes, including accrued interest:
	Amount of Convertible Notes Outstanding	Number of Common Shares Into Which Convertible Notes may be Converted (1)
December 31, 2001	$464,924	4,649,240
December 31, 2002	$520,716	5,207,160
December 31, 2003	$576,507	5,765,070
December 31, 2004	$693,758	6,937,580
December 31, 2005	$768,089	7,680,890
December 31, 2006	$842,421	8,424,210
September 30, 2007	$1,100,296	11,002,960
______________

(1)	Calculated based upon a conversion rate of $0.10 per share. The Convertible Notes provide for a conversion price as the Board of Directors may deem appropriate, not in excess of $0.10 per share.

Loan Agreement

On January 11, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Robert W. Dunlap, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, under which Mr. Dunlap agreed to provide us with a revolving line of credit for our short term cash requirements, secured by with a first priority interest in all of the Company’s assets.  Advances under the Loan Agreement are subject to Mr. Dunlap’s sole discretion.  Interest on any advanced funds under the Loan Agreement accrues at the rate of twelve percent (12%) annually.  Additionally, we must pay a facility fee in the amount of five percent (5%) of any advances under the Loan Agreement.  The Loan Agreement is terminable at will by Mr. Dunlap.  Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.

Item 6.       Management’s Discussion and Analysis or Plan of Operation.

General

Since approximately 1985, we have had essentially no operations.  As of the date of this report, we have no source of income.  We must rely entirely upon loans from affiliates to pay operating expenses.  Without such funding, we will not continue to exist.  There can be no assurance that further loans from affiliates will continue in the future.

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  We intend to seek shareholder approval and close the Property Sale by the end of fiscal 2007.  See Item 1.  “Description of Business – Business Development – Sale of Property.”

Plan of Operation

Over the course of time, we have endeavored to monitor and plan the development of the areas where our Property is located.  We estimate that we will be able to continue our existence only if we complete the Property Sale.  Other than the Property Sale, we have not identified any sources of capital and, therefore, our future remains uncertain.  If the Property Sale is completed, we will participate in the ownership and development of real property located in Wasatch County, Utah.  See Item 1.  “Description of Business – Business Development – Sale of Property” and Item 2.  “Description of Property.”

Liquidity

Operating activities used cash in the amounts of $3,681 and $44,651 during 2003 and 2002, respectively.  We used no cash for investing activities in 2003, compared with $200 for 2002.

At December 31, 2003, we had a working capital deficit of $644,895 compared with a working capital deficit of $91,922 at December 31, 2002.  Since we have no source of revenue other than insignificant amounts of interest on our cash deposits, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At December 31, 2003, we had total assets of $153,296 compared to total assets of $156,975 at December 31, 2002.  The decrease in total assets from 2002 to 2003 was largely attributable to the lower cash balance at the end of 2003.  See “Results of Operations” immediately below.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2.  “Description of Property.”  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in Item 1.  “Description of Business”.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred a net loss during 2003 of $189,323 and net income during 2002 of $246,887.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At December 31, 2003 and 2002, the balance of the conversion liability was $1,201,911 and $1,100,636, respectively.

Our financial statements for the year ended December 31, 2002, were restated as a result of the conversion liability described above.  Our net loss was converted to net income of $246,887 as a result of the change in fair value of the conversion liability in the amount of $357,822.  We recorded the conversion liability on the balance sheet of $1,100,636.  We also recorded the change in the value of the conversion liability of $357,822 in the cash flow statement.  As a result of the restatement, our accumulated deficit increased from $1,263,613 to $2,364,249.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2003.

Item 7.       Financial Statements.

Please refer to the pages beginning with F-1.

Item 8.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 19, 2006, we engaged the accounting firm of Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) to serve as our registered independent public accountants and to audit our financial statements beginning with fiscal year ending December 31, 2003.  Our Board of Directors approved the appointment of EKS&H.  We amicably concluded our relationship with our former independent public accountant, Miller and McCollom, by dismissing that firm effective with the appointment of EKS&H.

During the two most recent fiscal years and the subsequent interim period through October 19, 2006, there were no disagreements with Miller and McCollom on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Miller and McCollom would have caused it to make reference to the subject matter of the disagreement in connection with its report.  Miller and McCollom furnished a letter addressed to the Securities and Exchange Commission (“SEC”) stating that it agreed with the above statements.

The audit report of Miller and McCollom for our financial statements as of December 31, 2002, contained a separate paragraph stating:  “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company has limited working capital and continued operating losses, which raise substantial doubts about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Audit reports were not obtained from Miller and McCollom for 2005, 2004 or 2003 and as a result, there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B occurring within the two most recent fiscal years of the date our replacement of Miller and McCollom and subsequent interim period ending October 19, 2006.

During our two most recent fiscal years and the subsequent interim period ending October 19, 2006, the period prior to the engagement of EKS&H, neither us nor anyone on our behalf consulted EKS&H regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, EKS&H has not provided written or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues.

Item 8A.    Controls and Procedures.

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

Item 8B.    Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The officers and directors of the Company are:
Name	Age	Title(s)
Robert W. Dunlap	54	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Jeffrey L. Lee	47	Vice President, Secretary and Director
Steven R. Lee	43	Director

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified.  Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.  Interim replacements for resigning directors and officers are appointed by the Board of Directors.  Directors of the Company receive no compensation to date for their service as directors.  Set forth below are brief descriptions of the recent employment and business experience of the Company’s officers and directors.

Robert W. Dunlap has been President of the Company since September 1987 and a director of the Company since March 1987.  Mr. Dunlap has been engaged in the oil and gas, minerals, and real estate industries since 1990.  During that time, Mr. Dunlap worked for several oil and gas and mineral companies in diverse consulting capacities, including land manager, corporate counsel and senior managing landman.  Mr. Dunlap obtained a Bachelor of Science degree in Psychology from the University of Colorado 1975 and a Juris Doctor degree from the University of Denver College of Law in 1979.

Jeffrey L. Lee has been a Director of the Company since August 1994.  From December 1990 to January 1, 2000 he was a Vice President of Sales for Power Packaging, Inc., a privately owned company specializing in manufacturing and logistics outsourcing solutions located in Illinois.  Mr. Lee has concentrated on several family businesses since leaving Power Packaging, Inc. Mr. Lee is also a general partner of AMI Associates, a Nevada general partnership, and President of Affiliated Mining, Inc. He is the brother of Steven R. Lee.

Steven R. Lee has been a Director of the Company since January 1994.  Mr. Lee was also formerly employed in an administrative position with Power Packaging, Inc. Mr. Lee is also a general partner of AMI Associates, a Nevada general partnership.  He is the brother of Jeffrey L. Lee.

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

We do not have any standing audit, nominating, or compensation committees of the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, because the Company has had virtually no operations for many years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of these Section 16 reports, we believe that during and for the fiscal years ended December 31, 2003, 2004, 2005, and 2006, our officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements except:

Reporting Person	Transaction Date	Date Report Due
AMI Associates	February 27, 1987	Form 3 - March 12, 1987
Jeffrey L. Lee	February 27, 1987	Form 3 - March 12, 1987
Steven R. Lee	February 27, 1987	Form 3 - March 12, 1987
Douglas K. Lee	February 27, 1987	Form 3 - March 12, 1987
Janice M. Atkins	February 27, 1987	Form 3 - March 12, 1987
Jeanette M. Johnson	February 27, 1987	Form 3 - March 12, 1987
Claudette K. Lee	February 27, 1987	Form 3 - March 12, 1987
AMI Associates	April 18, 1994	Form 4 - May 10, 1994
Robert W. Dunlap	April 18, 1994	Form 4 - May 10, 1994

Item 10.     Executive Compensation.

The following table sets forth information for the Chief Executive Officer (“CEO”) of the Company, Robert W. Dunlap.  No disclosure need be provided for any executive officer, other than the CEO, whose total annual compensation and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

The table below sets forth information the remuneration of our chief executive officer during our last two completed fiscal years.  There were no executive officers whose total annual salary and bonus equaled or exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($) (1)	Total ($)
Robert W. Dunlap, President	2006	-0-	-0-	-0-	-0-	-0-	-0-	26,625	26,625
	2005	-0-	-0-	-0-	-0-	-0-	-0-	16,312	16,312
	2004	-0-	-0-	-0-	-0-	-0-	-0-	5,200	5,200
	2003	-0-	-0-	-0-	-0-	-0-	-0-	4,890	4,890
	2002	-0-	-0-	-0-	-0-	-0-	-0-	15,103	15,103
	2001	-0-	-0-	-0-	-0-	-0-	-0-	6,863	6,863
_______________
(1)           Mr. Dunlap deferred all of his compensation earned through 2002 of $30,366.

The Company does not have any employment contracts with any of its officers or directors.  See Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”  Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.  Mr. Dunlap, the Company’s chief executive officer, was not granted any stock options during the fiscal years ended December 31, for the years 2001 through 2006.

Stock Option Plans

The Company has no stock option plans, nor did it grant any options during the period ended December 31, 2003 and it had no options outstanding at that date.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of September 30, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent of Class	Post Note Conversion Shares Owned Beneficially (2)(3)	Post Note Conversion Percent of Class (3)
Robert W. Dunlap (4) & Kathy Dunlap 32391 Horseshoe Drive Evergreen, CO 80439	507,500	25.4%	9,716,980(5)	74.7%
AMI Associates (6) 1708 Essex Court St. Charles, IL 60174	507,500	25.4%	507,500	3.9%
Affiliated Mining Inc.(7) 1708 Essex Court St. Charles, IL 60174	-0-	-0-	976,000(8)	7.5%
Jeffrey L. Lee 1708 Essex Court St. Charles, IL 60174	507,500	25.4%	1,755,710(9)	13.5%
Steven R. Lee 41760 E. 1200 N. Gibson City, IL 60936	507,500	25.4%	1,755,710(9)	13.5%

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent of Class	Post Note Conversion Shares Owned Beneficially (2)(3)	Post Note Conversion Percent of Class (3)
Douglas K. Lee 6653 Conch Ct. Boynton Beach, FL 33437	507,500	25.4%	1,803,770(10)	13.9%
Claudette K. Lee 357 Larsen Street Sycamore, IL 60178	507,500	25.4%	1,755,710(9)	13.5%
Janice M. Atkins 4840 E. Creek Ridge Trail Reno, NV 89509	507,500	25.4%	1,803,770(11)	13.9%
Jeanette M. Johnson 220 North Delilah St. Corona, CA 92879	507,500	25.4%	1,755,710(9)	13.5%
Estate of Bertha Marie Dunlap c/o Judyth Kerlin 7165 E. Louisiana Ave Denver, CO 80224	-0-	-0-	449,150(12)	3.5%
Lee Family Partnership(13) 1708 Essex Court St. Charles, IL 60174	-0-	-0-	272,210	2.1%
Candace Thoke 4N235 Wildrose Road St. Charles, IL 60174	-0-	-0-	272,210(14)	2.1%
All officers and directors as a group (3 persons)	1,015,000	50.8%	11,184,856(5)(9)	88.2%
__________________
(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the conversion of convertible securities within 60 days from the date of this Report, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is issued and outstanding.  Approval by the shareholders would be required to increase the Company’s authorized capital.  Thus, the amounts under the heading “Shares Owned Beneficially” are based on 2,000,000 shares of common stock outstanding as of September 30, 2007 and do not include any conversion of the Convertible Notes.

(2)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)
Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is issued and outstanding.  Approval by the shareholders would be required to increase the Company’s authorized capital.  The amounts under the heading “Post Note Conversion Shares Owned Beneficially” are based on the full conversion of each individual noteholder’s debt receivable, to include accrued interest owing as of September 30, 2007, into common stock at the conversion price of $0.10 per share of common stock.  There would be 12,700,126 shares of common stock issued and outstanding assuming the conversion of all Convertible Notes into common stock of the Company, to reflect the sum of 2,000,000 shares of common stock outstanding September 30, 2007 and 10,700,126 shares issued upon conversion.

(4)
Mr. Dunlap is a beneficiary of the estate of Bertha Marie Dunlap, but he is not the executor of the estate.  The estate of Bertha Marie Dunlap is the holder of a Convertible Note which is convertible into 436,792 shares of the Company’s common stock based on a conversion price of $0.10 per share.  Mr. Dunlap disclaims beneficial ownership of the shares issuable to the estate of Bertha Marie Dunlap.

(5)
Includes 8,956,000 shares issuable upon conversion of a Convertible Note based on a conversion price of $0.10 per share.  Robert W. Dunlap and his spouse Kathy Dunlap hold 507,500 of these shares as joint tenants.  Although Ms. Dunlap is not a joint tenant in connection with Mr. Dunlap’s Convertible Note, Mr. Dunlap’s shares issuable upon conversion of the Convertible Note are deemed attributable to Ms. Dunlap as a joint tenant solely for purposes of this table.

(6)	Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice M. Atkins are general partners of AMI Associates.

(7)
Affiliated Mining, Inc (“Affiliated Mining”) is a private company owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice M. Atkins.  Jeffrey L. Lee, Steven R. Lee and Claudette K. Lee are officers and directors of Affiliated Mining.

(8)	Includes 949,134 shares issuable upon conversion of a Convertible Note based on a conversion price of $0.10 per share.
(9)
Includes 507,500 shares held by AMI Associates.  Includes 264,722 shares issuable upon conversion of Convertible Notes and originally held by the Lee Family Partnership.  Includes 949,134 shares issuable upon conversion of a Convertible Note issued to Affiliated Mining based on a conversion price of $0.10 per share.

(10)
Includes 507,500 shares held by AMI Associates.  Includes 264,722 shares issuable upon conversion of Convertible Notes originally held by the Lee Family Partnership.  Includes 46,739 shares issuable upon conversion of a Convertible Note based on a conversion price of $0.10 per share.  Includes 949,134 shares issuable upon conversion of a Convertible Note issued to Affiliated Mining based on a conversion price of $0.10 per share.

(11)
Includes 507,500 shares held by AMI Associates.  Includes 264,722 shares issuable upon conversion of Convertible Notes originally held by the Lee Family Partnership.  Includes 46,739 shares issuable upon conversion of a Convertible Note based on a conversion price of $0.10 per share.  Includes 949,134 shares issuable upon conversion of a Convertible Note issued to Affiliated Mining based on a conversion price of $0.10 per share.

(12)	Includes 436,792 shares issuable upon conversion of a Convertible Note based on a conversion price of $0.10 per share.
(13)	The Lee Family Partnership is owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, Janice M. Atkins, and Candace K. Thoke.
(14)	Includes 264,722 shares issuable upon conversion of Convertible Notes originally held by the Lee Family Partnership.

Changes of Control

Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is issued and outstanding.  Approval by the shareholders to increase the number of authorized shares and decrease the par value per share is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the holders would be required.

Equity Compensation Plans

The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

Item 12.     Certain Relationships and Related Transactions, and Director Independence.

Loans Made by Shareholders/Affiliates.

Convertible Notes

From 1987 through September 30, 2007, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued the Convertible Notes.  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors.  The conversion price shall not be more than $0.10 per share.

The holders of the Convertible Notes are affiliates of the Company.  Bertha Marie Dunlap, deceased, is the mother of Robert W. Dunlap, the President and a director of the Company.  Affiliated Mining, Inc. is a private company owned by Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice M. Atkins.  Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice M. Atkins are General Partners of AMI Associates.  In addition to being officers and directors of the Company and General Partners of AMI Associates, Jeffrey L. Lee, Steven R. Lee, and Claudette K. Lee, are also officers and directors of Affiliated Mining, Inc.

The following table sets forth the amount of Convertible Notes, including accrued interest, payable to each related party as of December 31 of the following years:

Convertible Note Holder	2006	2005	2004	2003	2002	2001
Robert W. Dunlap	$677,881	$621,178	$562,587	$459,391	$416,148	$371,559
Affiliated Mining, Inc.	89,541	79,947	71,382	63,734	56,905	50,808
Estate of Bertha Dunlap	41,207	36,792	32,850	29,330	26,188	23,382
Lee Family Partnership	24,974	22,298	19,909	17,776	15,871	14,171
Douglas K Lee	4,409	3,937	3,515	3,138	2,802	2,502
Janice Atkins	4,409	3,937	3,515	3,138	2,802	2,502
Total	$842,421	$768,089	$693,758	$576,507	$520,716	$464,924

The Convertible Notes were reissued on January 1, 2002, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.

The January 1, 2004 and January 1, 2007 reissued Convertible Notes included additions to principal based upon cash advances made, unreimbursed expenses paid, and fees earned for services rendered by Robert W. Dunlap during the interim periods.  Robert W. Dunlap’s January 1, 2004 reissued Convertible Notes included additions of $2,699 for unreimbursed expenses paid and $33,527 for fees earned.  Robert W. Dunlap’s January 1, 2007 reissued Convertible Notes included additions of $66,000 for cash advances made, $21,456 for unreimbursed expenses paid, and $41,111 for fees earned.  Robert W. Dunlap’s January 1, 2004 and January 1, 2007 reissued Convertible Notes representing accrued interest included additions of $5,350 and $33,197, respectively, representing interest accrued at the rate of 12% per annum on the cash advances, unreimbursed expenses, and fees earned during the interim periods.

Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity in the Company and thereby increase the number of authorized shares and decrease the par value per share is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the noteholders would be required.  The Convertible Notes were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Loan Agreement

On January 11, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Robert W. Dunlap, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, under which Mr. Dunlap agreed to provide us with a revolving line of credit for our short term cash requirements, secured by with a first priority interest in all of the Company’s assets.  Advances under the Loan Agreement are subject to Mr. Dunlap’s sole discretion.  Interest on any advanced funds under the Loan Agreement accrues at the rate of twelve percent (12%) annually.  Additionally, we must pay a facility fee in the amount of five percent (5%) of any advances under the Loan Agreement.  The Loan Agreement is terminable at will by Mr. Dunlap.  Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.

Property Sale

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

The Company’s disinterested directors determined that the Project “B” Letter Agreement transaction is fair and reasonable and approved the Project “B” Letter Agreement transaction, effective August 15, 2007.  See Item 1.  “Description of Business – Business Development – Sale of Property – Project “C” Letter Agreement.”

Director Independence

Our common stock is not traded on any exchange.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

Item 13.     Exhibits.

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (3)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (3)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (3)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (3)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (3)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (3)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (3)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (4)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (4)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (4)

Regulation S-B Number	Exhibit
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (4)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (4)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (4)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (4)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (4)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (4)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (4)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (4)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (4)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (4)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (4)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (4)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (4)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (4)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (4)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (4)
16.1	Letter from Miller and McCollom (5)
21	Subsidiaries of Registrant (3)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K dated October 19, 2006, filed October 20, 2006, file number 000-16736.

Item 14.     Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountant EKS&H are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$63,290 (1)	-	-	-
2005	(1)	-	-	-
2004	(1)	-	-	-
2003	(1)	-	-	-
(1)	Represents cumulative fees billed in 2006 and 2007 of $27,690 and $35,600, respectively, related to the audit of our financial statements for fiscal years 2006, 2005, 2004 and 2003.

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2006, 2005, 2004, and 2003.  There were no other fees, other than those described above.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board of directors in accordance with procedures for the company approved all of the services described above.

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

Signature	Title	Date

/s/ Robert W. Dunlap	President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	December 12, 2007
Robert W. Dunlap

/s/ Jeffrey L. Lee	Vice President, Secretary and Director	December 12, 2007
Jeffrey L. Lee

/s/ Steven R. Lee	Director	December 12, 2007
Steven R. Lee

FINANCIAL STATEMENTS

AND

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

PARK-PREMIER MINING COMPANY

December 31, 2003 and 2002 (restated)

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company as of December 31, 2003 and 2002 (restated), and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2003 and 2002 (restated), and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

November 20, 2007
Denver, Colorado

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	December 31,
	2003	2002
		(restated)
ASSETS

CURRENT ASSETS
Cash	$236	$3,917
Other current assets	420	418
Total current assets	656	4,335

Land and mining claims	152,640	152,640

Total assets	$153,296	$156,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,536	$1,227
Accounts payable – officer	36,225	30,740
Accrued interest – related parties	121,966	55,791
Property taxes payable	9,899	8,499
Convertible notes payable – related parties	464,925	—
Total current liabilities	645,551	96,257

Convertible notes payable – related parties	—	464,925
Conversion liability – related parties	1,201,911	1,100,636

Total liabilities	1,847,462	1,661,818

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,553,572)	(2,364,249)
	(1,694,166)	(1,504,843)

Total liabilities and stockholders’ deficit	$153,296	$156,975

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002
		(restated)
EXPENSES
General and administrative	$6,864	$15,103
Professional fees	13,500	37,008
Property tax expense	1,511	3,249

Loss from operations	(21,875)	(55,360)

OTHER INCOME (EXPENSE)
Interest income	—	216
Interest expense	(66,175)	(55,791)
Change in value of conversion liability	(101,273)	357,822

Net (loss) income before income taxes	(189,323)	246,887

Provision for income taxes	—	—

Net (loss) income	$(189,323)	$246,887

Net (loss) income per share	$(.09)	$.12

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2001	2,000,000	$500,000	$(146,250)	$505,656	$(2,611,136)	$(1,751,730)
(restated)
Net income	—	—	—	—	246,887	246,887

Balance, December 31, 2002	2,000,000	500,000	(146,250)	505,656	(2,364,249)	(1,504,843)
(restated)
Net loss	—	—	—	—	(189,323)	(189,323)

Balance, December 31, 2003	2,000,000	$500,000	$(146,250)	$505,656	$(2,553,572)	$(1,694,166)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002
		(restated)
Cash flows from operating activities:
Net (loss) income	$(189,323)	$246,887
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Change in value of conversion liability	101,273	(357,822)
Changes in operating assets and liabilities:
Accounts payable and taxes payable	12,710	(1,239)
Accrued interest – related parties	66,175	55,792
Accounts payable – officer	5,486	11,950
Other current assets	(2)	(219)
Total adjustments	185,642	(291,538)
Net cash used by operating activities	(3,681)	(44,651)

Cash flows from investing activities:
Investment in land and mining claims	—	(200)
Net cash used by investing activities	—	(200)

Net decrease in cash and cash equivalents	(3,681)	(44,851)

Cash and cash equivalents, beginning of year	3,917	48,768

Cash and cash equivalents, end of year	$236	$3,917

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $463,297 and $421,306 to the Company at December 31, 2003 and 2002, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary. In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by 2,000,000 weighted average number of common shares outstanding during the years ended December 31, 2003 and 2002 respectively. As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company’s authorized stock (all authorized stock of the Company is currently outstanding).

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, and accrued liabilities approximate fair value due to their short-term maturity. Notes payable approximate fair value due to the similarity of rates for comparable instruments.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2003 and 2002, respectively.

Fair Value of Conversion Liability - Related Parties

The Company accounts for convertible debt issued in connection with financing activities in accordance with EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  EITF 00-19 provides that derivatives should be classified as either equity or a liability.  If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statements of operations.  The Company has determined that the embedded conversion option associated with the related party convertible notes payable qualifies as a liability under EITF 00-19 and would be subject to bifurcation from the host.

Recently Issued Accounting Standards

On December 31, 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure, amending FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended December 31, 2003.

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

Other

The Company has no advertising expenses and paid no dividends during the periods presented.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years. In order to maintain the Company’s existence, a major stockholder to the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $464,925, which were rewritten on January 1, 2002, and are due January 1, 2004. As discussed

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

in Note 10, these notes were reissued January 1, 2007. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded on the Company’s books at the par value of the shares issued less a discount on the common stock. The Company’s shares are assessable and there are no unpaid assessments at December 31, 2003.

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $464,925 at December 31, 2003 and 2002.

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

At December 31, 2003 and 2002, the outstanding debt and accrued interest totaling $576,507 and $520,716, respectively, could be converted into 5,765,070 and 5,207,160 shares of common stock, respectively, resulting in 7,765,070 and 7,207,160 total shares of common stock outstanding, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,201,911 and $1,100,636 at December 31, 2003 and 2002, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 0.85% and 1.66% at December 31, 2003 and 2002, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.31 per share at December 31, 2003 and 2002.  The discount rate was determined by the bond equivalent yield.

Note 5 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  As such, the value of the Company’s remaining land holdings is stated at cost on the Company’s financial statements.

Note 6 – Related Party Transactions

Funding of Expenditures

The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2003 and 2002 were $495,414 and $416,147, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.

Note 7 – Income Taxes

The current provision for income taxes, if any, represents actual or estimated amounts payable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported on the balance sheets and for operating loss and tax credit carry forwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  In assessing the carrying amount of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the schedule reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Due to the extensive nature of losses, the Company believes the net operating losses and resulting deferred tax asset will not be realized.  As a result, a full valuation allowance has been recorded against the deferred tax asset.

Note 8 – Land and Mining Claims

Land, mines and mining claims are stated at cost as of December 31, 2003 and 2002.

The Company did not identify sufficient mineral potential to meet the federal requirements to maintain its unpatented mining claims under the United States mining laws and, therefore, the unpatented claims were withdrawn from mineral entry.

The Company continues its effort to develop its remaining land holdings, after the condemnation of the majority of its acreage by the Bureau of Reclamation. However, since much of the Company’s land holdings are “land-locked” due to the encroachment of the Jordanelle Reservoir Project, there can be no assurance that the Company’s efforts will be successful.  The Company is pursing a master development plan with other adjoining landowners. The Company believes that the fair market value of its land holdings is greater than its cost.

Note 9 – Restatement of Financial Statements

In the accompanying financial statements, the net loss for the year ended December 31, 2002 was restated and changed to a net income of $246,887 as a result of the conversion liability described in Note 4 above.   The following accounts were restated:

	2002 (as restated)	2002 (as issued)

Conversion liability	$1,100,636	$0

Accumulated deficit	$(2,364,249)	$(1,263,613)

Change in value of conversion liability	$357,822	$0

Note 10 – Subsequent Events

Litigation

On October 31, 2007, the Company was named as a defendant in the civil litigation named Terry B. Brodkin v. Tuhaye Golf, LLC, et. al. filed in the District Court of Wasatch County, Utah.  In

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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