Form 10QSB
period 2004-09-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$81	$236
Other current assets	—	420
Total current assets	81	656

Land and mining claims	152,640	152,640

Total assets	$152,721	$153,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,822	$12,536
Accounts payable – officer	7,410	36,225
Accrued interest – related parties	56,080	121,966
Property taxes payable	13,672	9,899
Convertible notes payable – related parties	—	464,925
Total current liabilities	89,984	645,551

Convertible notes payable – related parties	619,427	—
Conversion liability – related parties	1,439,966	1,201,911

Total liabilities	2,149,377	1,847,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,856,062)	(2,553,572)
	(1,996,656)	(1,694,166)

Total liabilities and stockholders’ deficit	$152,721	$153,296

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2004	2003

EXPENSES
General and administrative	$1,191	$1,506
Professional fees	140	919
Property tax expense	1,307	611

Loss from operations	(2,638)	(3,036)

OTHER INCOME (EXPENSE)
Interest expense	(18,693)	(16,544)
Change in value of conversion liability	(214,822)	8,850

Net loss before income taxes	(236,153)	(10,730)

Provision for income taxes	—	—

Net loss	$(236,153)	$(10,730)

Net loss per share	$(.12)	$(.01)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

EXPENSES
General and administrative	$3,875	$5,452
Professional fees	636	8,715
Property tax expense	3,844	1,144

Loss from operations	(8,355)	(15,311)

OTHER INCOME (EXPENSE)
Interest expense	(56,080)	(49,631)
Change in value of conversion liability	(238,055)	(112,235)

Net loss before income taxes	(302,490)	(177,177)

Provision for income taxes	—	—

Net loss	$(302,490)	$(177,177)

Net loss per share	$(.15)	$(.09)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(302,490)	$(177,177)
Adjustments to reconcile net loss to net cashused by operating activities:
Change in value of conversion liability	238,055	112,235
Change in operating assets and liabilities:
Accounts payable and property taxes payable	4,059	7,641
Accrued interest – related parties	(65,886)	49,631
Accounts payable – officer	(28,815)	4,561
Other current assets	420	(75)
Total adjustments	147,833	173,993
Net cash used by operating activities	(154,657)	(3,184)

Cash flows from financing activities:
Net proceeds from convertible notes payable	154,502	—
Net cash provided by financing activities	154,502	—

Net decrease in cash and cash equivalents	(155)	(3,184)

Cash and cash equivalents, beginning of period	236	3,917

Cash and cash equivalents, end of period	$81	$733

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

Amounts shown for September 30, 2004 are based upon the December 31, 2003 audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $504,118 and $463,297 to the Company at September 30, 2004 and December 31, 2003, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 and $464,925 at September 30, 2004 and December 31, 2003, respectively.

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

At September 30, 2004 and December 31, 2003, the outstanding debt and accrued interest totaling $675,175 and $576,507, respectively, could be converted into 6,751,754 and 5,765,070 shares of common stock, respectively, resulting in 8,751,754 and 7,765,070 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,439,966 and $1,201,911 at September 30, 2004 and December 31, 2003, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 3.00% and 0.85% at September 30, 2004 and December 31, 2003, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.29 and $.31 per share at September 30, 2004 and December 31, 2003, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities used cash in the amounts of $154,657 and $3,184 during the nine months ended September 30, 2004 and 2003, respectively.  We used no cash for investing activities during those periods.

At December 31, 2003, we had a working capital deficit of $644,895, compared with a working capital deficit of $89,903 at September 30, 2004.  Financing activities provided cash of $154,502 during the nine months ended September 30, 2004, compared with no financing activities during 2003.  The decrease in our working capital deficit and the cash provided by financing activities are attributable to the cancellation and re-issuance of the Convertible Notes, transferring $619,427 to long-term liabilities.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At September 30, 2004, we had total assets of $152,721 compared to total assets of $153,296 at December 31, 2003.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $236,153 and $302,490 during the three and nine month periods ended September 30, 2004, respectively, and had net losses of $10,730 and $177,177 during the three and nine month periods ended September 30, 2003, respectively.  The increase in our net loss was largely attributable to a change in value of conversion liability to $238,055 in 2004 from $112,235 in 2003.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At September 30, 2004 and December 31, 2003, the balance of the conversion liability was $1,439,966 and $1,201,911, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of September 30, 2004, we did not have any off-balance sheet arrangements.

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
________________
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