Form 10KSB
period 2004-12-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

:ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

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

PART I

Item 1.             Description of Business.

Business Development

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2004, the principal and accrued interest owing under the Park-Cummings Note was $517,925.  As of December 31, 2006, the principal and accrued interest owing under the Park-Cummings Note was $652,646.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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
___________________

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

Liquidity

Operating activities used cash in the amounts of $150,396 and $3,681 during 2004 and 2003, respectively.  We used no cash for investing activities in either 2004 or 2003.

At December 31, 2004, we had a working capital of $119,866, compared with a working capital deficit of $644,895 at December 31, 2003.  During fiscal 2004, financing activities provided cash in the amount of $154,502, all from net proceeds from the cancellation and re-issuance of the Convertible Notes, compared with no financing activities in fiscal 2003.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At December 31, 2004, we had total assets of $157,542 compared to total assets of $153,296 at December 31, 2003.  The increase in total assets from 2003 to 2004 was largely attributable to the increase in cash as of the end of 2004.  See “Results of Operations” immediately below.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2. “Description of Property.”  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in Item 1. “Description of Business”.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses during 2004 and 2003 of $199,684 and $189,323, respectively.  The increase in our net loss was largely attributable to an increase in interest expense from $66,175 in 2003 to $74,074 in 2004, and a change in the value of conversion liability from $101,273 in 2003 to $105,286 in 2004.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At December 31, 2004 and 2003, the balance of the conversion liability was $1,307,197 and $1,201,911, respectively.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2004.

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
___________________
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

Stock Option Plans

The Company has no stock option plans, nor did it grant any options during the period ended December 31, 2004 and it had no options outstanding at that date.

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
_______________
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

December 31, 2004 and 2003

PARK-PREMIER MINING COMPANY

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

November 20, 2007
Denver, Colorado

PARK-PREMIER MINING COMPANY

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$4,342	$236
Other current assets	560	420
Total current assets	4,902	656

Land and mining claims	152,640	152,640

Total assets	$157,542	$153,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,366	$12,536
Accounts payable – officer	30,628	36,225
Accrued interest – related parties	74,774	121,966
Property taxes payable	—	9,899
Convertible notes payable – related parties	—	464,925
Total current liabilities	124,768	645,551

Convertible notes payable – related parties	619,427	—
Conversion liability – related parties	1,307,197	1,201,911

Total liabilities	2,051,392	1,847,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,753,256)	(2,553,572)
	(1,893,850)	(1,694,166)

Total liabilities and stockholders’ deficit	$157,542	$153,296

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003

EXPENSES
General and administrative	$7,368	$6,864
Professional fees	7,179	13,500
Property tax expense	5,777	1,511

Loss from operations	(20,324)	(21,875)

OTHER INCOME (EXPENSE)
Interest expense	(74,074)	(66,175)
Change in value of conversion liability	(105,286)	(101,273)

Net loss before income taxes	(199,684)	(189,323)

Provision for income taxes	—	—

Net loss	$(199,684)	$(189,323)

Net loss per share	$(.10)	$(.09)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2002	2,000,000	$500,000	$(146,250)	$505,656	$(2,364,249)	$(1,504,843)
(restated)
Net loss	—	—	—	—	(189,323)	(189,323)

Balance, December 31, 2003	2,000,000	500,000	(146,250)	505,656	(2,553,572)	(1,694,166)

Net loss	—	—	—	—	(199,684)	(199,684)

Balance, December 31, 2004	2,000,000	$500,000	$(146,250)	$505,656	$(2,753,256)	$(1,893,850)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(199,684)	$(189,323)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in value of conversion liability	105,286	101,273
Changes in operating assets and liabilities:
Accounts payable and taxes payable	(3,069)	12,710
Accrued interest – related parties	(47,192)	66,175
Accounts payable – officer	(5,597)	5,486
Other current assets	(140)	(2)
Total adjustments	49,288	185,642
Net cash used by operating activities	(150,396)	(3,681)

Cash flows from financing activities:
Net proceeds from convertible notes payable	154,502	—
Net cash provided by financing activities	154,502	—

Net increase (decrease) in cash and cash equivalents	4,106	(3,681)

Cash and cash equivalents, beginning of year	236	3,917

Cash and cash equivalents, end of year	$4,342	$236

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $517,925 and $463,297 to the Company at December 31, 2004 and 2003, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2004 and 2003, the Company had no cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by 2,000,000, the weighted average number of common shares outstanding during the years ended December 31, 2004 and 2003 respectively. As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company’s authorized stock (all authorized stock of the Company is currently outstanding).  These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short-term maturity. Notes payable approximate fair value due to the similarity of rates for comparable instruments.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2004 and 2003, respectively.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.  The Company has not generated revenue from operations for many years. In order to maintain the Company’s existence, a major stockholder of the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $619,427 that were issued on January 1, 2004, and become due January 1, 2007. As discussed in Note 9, these notes were reissued January 1, 2007. Without such funding from the major stockholders and reissuance of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its properties.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

on the Company’s books at the par value of the shares issued less a discount on the common stock. The Company’s shares are assessable and there are no unpaid assessments at December 31, 2004.

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 and $464,925 at December 31, 2004 and 2003, respectively.

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

At December 31, 2004 and 2003, the outstanding debt and accrued interest totaling $693,758 and $576,507, respectively, could be converted into 6,937,582 and 5,765,070 shares of common stock, respectively, resulting in 8,937,582 and 7,765,070 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,307,197 and $1,201,911 at December 31, 2004 and 2003, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 1.99% and 0.85% at December 31, 2004 and 2003, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.27 and $.31 per share at December 31, 2004 and 2003, respectively.  The discount rate was determined by the bond equivalent yield.

Note 5 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  The value of the Company’s remaining land holdings is indeterminable and is stated at cost on the Company’s financial statements.

Note 6 – Related Party Transactions

Funding of Expenditures

The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2004 and 2003 were $562,588 and $495,414, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.

Note 7 – Income Taxes

The current provision for income taxes, if any, represents actual or estimated amounts payable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported on the balance sheets and for operating loss and tax credit carry forwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  In assessing the carrying amount of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers that schedule reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Due to the extensive nature of losses, the Company believes the net operating losses and resulting deferred tax asset will not be realized.  As a result, a full valuation allowance has been recorded against the deferred tax asset.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Note 8 – Land and Mining Claims

Land and mining claims are stated at cost as of December 31, 2004 and 2003.

The Company did not identify sufficient mineral potential to meet the federal requirements to maintain its unpatented mining claims under the United States mining laws and therefore the unpatented claims were withdrawn from mineral entry.

The Company continues its effort to develop its remaining land holdings, after the condemnation of the majority of its acreage by the Bureau of Reclamation. However, since much of the Company’s land holdings are “land-locked” due to the encroachment of the Jordanelle Reservoir Project, there can be no assurance that the Company’s efforts will be successful.  The Company is pursing a master development plan with other adjoining landowners. The Company believes that the fair market value of its land holdings is greater than their cost.

Note 9 – Subsequent Events

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