Form 10QSB
period 2005-03-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,807	$4,342
Other current assets	420	560
Total current assets	4,227	4,902

Land and mining claims	152,640	152,640

Total assets	$156,867	$157,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$19,366	$19,366
Accounts payable – officer	32,259	30,628
Accrued interest – related parties	96,519	74,774
Property taxes payable	2,500	—
Total current liabilities	150,644	124,768

Convertible notes payable – related parties	619,427	619,427
Conversion liability – related parties	1,397,009	1,307,197

Total liabilities	2,167,080	2,051,392

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(2,869,619)	(2,753,256)
	(2,010,213)	(1,893,850)

Total liabilities and stockholders’ deficit	$156,867	$157,542

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2004

EXPENSES
General and administrative	$2,237	$1,514
Professional fees	69	356
Property tax expense	2,500	1,280

Loss from operations	(4,806)	(3,150)

OTHER INCOME (EXPENSES)
Interest expense	(21,745)	(18,693)
Change in value of conversion liability	(89,812)	(255,712)

Net loss before income taxes	(116,363)	(277,555)

Provision for income taxes	—	—

Net loss	$(116,363)	$(277,555)

Net loss per share	$(.06)	$(.14)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(116,363)	$(277,555)
Adjustments to reconcile net loss to net cash used by operating activities
Change in value of conversion liability	89,812	255,712
Changes in operating assets and liabilities:
Accounts payable and property taxes payable	2,500	1,543
Accrued interest – related parties	21,745	(103,273)
Accounts payable – officer	1,631	(30,636)
Other current assets	140	140
Total adjustments	115,828	123,486
Net cash used by operating activities	(535)	(154,069)

Cash flows from financing activities:
Net proceeds from convertible notes payable	—	154,502
Net cash provided by financing activities	—	154,502

Net (decrease) increase in cash and cash equivalents	(535)	433

Cash and cash equivalents, beginning of period	4,342	236

Cash and cash equivalents, end of period	$3,807	$669

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

Amounts shown for March 31, 2005 are based upon the December 31, 2004 audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $532,372 and $517,925 to the Company at March 31, 2005 and December 31, 2004, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $619,427 at March 31, 2005 and December 31, 2004.

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

At March 31, 2005 and December 31, 2004, the outstanding debt and accrued interest totaling $712,341 and $693,758, respectively, could be converted into 7,123,411 and 6,937,582 shares of common stock, respectively, resulting in 9,123,411 and 8,937,582 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $1,397,009 and $1,307,197 at March 31, 2005 and December 31, 2004, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 3.78% and 1.99% at March 31, 2005 and December 31, 2004, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.28 and $.27 per share at March 31, 2005 and December 31, 2004, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities used cash in the amounts of $535 and $154,069 during the three months ended March 31, 2005 and 2004, respectively.  We used no cash for investing activities during those months.

At December 31, 2004, we had a working capital deficit of $119,866, compared with a working capital deficit of $146,417 at March 31, 2005.  Financing activities provided cash of $154,502 during the three months ended March 31, 2004, compared with no financing activities during 2005.  The increase in our working capital deficit is largely attributable to the increased interest payable to related parties that was accrued during the three months ended March 31, 2005.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At March 31, 2005, we had total assets of $156,867 compared to total assets of $157,542 at December 31, 2004.  The decrease in total assets was largely due to the decrease in cash from $4,342 at December 31, 2004 to $3,807 at March 31, 2005.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses of $116,363 and $277,555 during the three months ended March 31, 2005 (“2005”) and March 31, 2004 (“2004”).  The decrease in our net loss was largely attributable to a change in the value of conversion liability to $89,812 in 2005 from $255,712 in 2004.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At March 31, 2005 and December 31, 2004, the balance of the conversion liability was $1,397,007 and $1,307,197, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements.

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