Form 10QSB
period 2005-06-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$28,041	$4,342
Other current assets	280	560
Total current assets	28,321	4,902

Land and mining claims	151,307	152,640

Total assets	$179,628	$157,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,254	$19,366
Accounts payable – officer	38,134	30,628
Accrued interest – related parties	118,264	74,774
Property taxes payable	5,000	—
Total current liabilities	178,652	124,768

Convertible notes payable – related parties	619,427	619,427
Conversion liability – related parties	3,248,358	1,307,197

Total liabilities	4,046,437	2,051,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(4,726,215)	(2,753,256)
	(3,866,809)	(1,893,850)

Total liabilities and stockholders’ deficit	$179,628	$157,542

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2005	2004

EXPENSES
General and administrative	$6,180	$1,169
Professional fees	118	140
Property tax expense	2,513	1,257

Loss from operations	(8,811)	(2,566)

OTHER INCOME (EXPENSE)
Gain on sale of land	25,309	—
Interest expense	(21,745)	(18,695)
Change in value of conversion liability	(1,851,349)	232,479

Net (loss) income before income taxes	(1,856,596)	211,218

Provision for income taxes	—	—

Net (loss) income	$(1,856,596)	$211,218

Net (loss) income per share	$(.93)	$.11

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2005	2004

EXPENSES
General and administrative	$8,417	$2,684
Professional fees	187	496
Property tax expense	5,013	2,537

Loss from operations	(13,617)	(5,717)

OTHER INCOME (EXPENSE)
Gain on sale of land	25,309	—
Interest expense	(43,490)	(37,387)
Change in value of conversion liability	(1,941,161)	(23,233)

Net loss before income taxes	(1,972,959)	(66,337)

Provision for income taxes	—	—

Net loss	$(1,972,959)	$(66,337)

Net loss per share	$(.99)	$(.03)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,972,959)	$(66,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of land	(25,309)	—
Change in value of conversion liability	1,941,161	23,233
Change in operating assets and liabilities:
Accounts payable and property taxes payable	2,888	2,801
Accrued interest – related parties	43,490	(84,579)
Accounts payable – officer	7,506	(29,736)
Other current assets	280	280
Total adjustments	1,970,016	(88,001)
Net cash used by operating activities	(2,943)	(154,338)

Cash flows from investing activities:
Proceeds from sale of land	26,642	—
Net cash provided by investing activities	26,642	—

Cash flows from financing activities:
Net proceeds from convertible notes payable	—	154,502
Net cash used by financing activities	—	154,502

Net increase in cash and cash equivalents	23,699	164

Cash and cash equivalents, beginning of period	4,342	236

Cash and cash equivalents, end of period	$28,041	$400

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

Amounts shown for June 30, 2005 are based upon the December 31, 2004 audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $547,019 and $517,925 to the Company at June 30, 2005 and December 31, 2004, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $619,427 at June 30, 2005 and December 31, 2004.

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

At June 30, 2005 and December 31, 2004, the outstanding debt and accrued interest totaling $730,924 and $693,758, respectively, could be converted into 7,309,239 and 6,937,582 shares of common stock, respectively, resulting in 9,309,239 and 8,937,582 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $3,248,358 and $1,307,197 at June 30, 2005 and December 31, 2004, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 3.78% and 1.99% at June 30, 2005 and December 31, 2004, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.54 and $.27 per share at June 30, 2005 and December 31, 2004, respectively.  The discount rate was determined by the bond equivalent yield.

Note 4 – Gain on Sale of Land

During 2005, the Company sold land valued at $1,333 for proceeds of $26,642.

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

Liquidity

Operating activities used cash in the amounts of $2,943 and $154,338 during the six months ended June 30, 2005 and 2004, respectively.  We used no cash for investing activities during those periods.

At December 31, 2004, we had a working capital deficit of $119,866, compared with a working capital deficit of $150,331 at June 30, 2005.  Investing activities provided cash of $26,642 during the six months ended June 30, 2005 compared to no investing activities during 2004.  Financing activities provided cash of $154,502 during the six months ended June 30, 2004, compared with no financing activities during 2005.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At June 30, 2005, we had total assets of $179,628 compared to total assets of $157,542 at December 31, 2004.  The increase in total assets was largely due to the increase in cash to $28,041 as a result of the sale of land.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $1,856,596 and $1,972,959 during the three and six month periods ended June 30, 2005, respectively, and had net income of $211,218 and a net loss of $66,337 during the three and six month periods ended June 30, 2003, respectively.  The changes in our net loss are due to the changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At June 30, 2005 and December 31, 2004, the balance of the conversion liability was $3,248,358 and $1,307,197, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements.

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