Form 10KSB
period 2005-12-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

:ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  

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

PART I

Item 1.            Description of Business.

Business Development

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2005, the principal and accrued interest owing under the Park-Cummings Note was $576,311.  As of December 31, 2006, the principal and accrued interest owing under the Park-Cummings Note was $652,646.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Liquidity

Operating activities used cash in the amounts of $22,794 and $150,396 during 2005 and 2004, respectively.  We received cash from investing activities in the amount of $26,642, all from the sale of a small parcel of our property in 2005.  We neither received nor used cash for investing activities in 2004.

At December 31, 2005, we had a working capital deficit of $221,199, compared with a working capital deficit of $119,866 at December 31, 2004.  We had no financing activities during fiscal 2005; during fiscal 2004, financing activities provided cash in the amount of $154,502, all from the cancellation and re-issuance of the Convertible Notes.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At December 31, 2005, we had total assets of $159,932 compared to total assets of $157,542 at December 31, 2004.  The increase in total assets from fiscal 2004 to fiscal 2005 was largely attributable to the increased cash balance in 2005.  See “Results of Operations” immediately below.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2. “Description of Property.”  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in Item 1. “Description of Business”.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses during 2005 and 2004 of $2,602,937 and $199,684, respectively.  The increase in our net loss was largely attributable to a change in market value of conversion liability of $2,500,271 in 2005 compared with $105,286 in 2004.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At December 31, 2005 and 2004, the balance of the conversion liability was $3,807,468 and $1,307,197, respectively.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2005.

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

Stock Option Plans

The Company has no stock option plans, nor did it grant any options during the period ended December 31, 2005 and it had no options outstanding at that date.

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
________________
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

Item 13.           Exhibits.

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (3)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (3)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (3)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (3)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (3)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (3)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (3)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (4)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (4)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (4)

Regulation S-B Number	Exhibit
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (4)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (4)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (4)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (4)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (4)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (4)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (4)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (4)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (4)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (4)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (4)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (4)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (4)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (4)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (4)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (4)
16.1	Letter from Miller and McCollom (5)
21	Subsidiaries of Registrant (3)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________

(1)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(4)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-QSB for the year ended March 31, 2003, file number 000-16736.
(5)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated October 19, 2006, filed October 20, 2006, file number 000-16736.

Item 14.            Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountant EKS&H are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$63,290 (1)	-	-	-
2005	(1)	-	-	-
2004	(1)	-	-	-
2003	(1)	-	-	-
(1)	Represents cumulative fees billed in 2006 and 2007 of $27,690 and $35,600, respectively, related to the audit of our financial statements for fiscal years 2006, 2005, 2004 and 2003.

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

Signature	Title	Date

/s/ Robert W. Dunlap	President, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)	December 12, 2007
Robert W. Dunlap

/s/ Jeffrey L. Lee	Vice President, Secretary and Director	December __, 2007
Jeffrey L. Lee

/s/ Steven R. Lee	Director	December __, 2007
Steven R. Lee

FINANCIAL STATEMENTS

AND

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

PARK-PREMIER MINING COMPANY

December 31, 2005 and 2004

PARK-PREMIER MINING COMPANY

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

November 20, 2007
Denver, Colorado

PARK-PREMIER MINING COMPANY

Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$8,190	$4,342
Other current assets	435	560
Total current assets	8,625	4,902

Land and mining claims	151,307	152,640

Total assets	$159,932	$157,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,425	$19,366
Accounts payable – officer	49,646	30,628
Accrued interest – related parties	161,753	74,774
Total current liabilities	229,824	124,768

Convertible notes payable – related parties	619,427	619,427
Conversion liability – related parties	3,807,468	1,307,197

Total liabilities	4,656,719	2,051,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(5,356,193)	(2,753,256)
	(4,496,787)	(1,893,850)

Total liabilities and stockholders’ deficit	$159,932	$157,542

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004

EXPENSES
General and administrative	$20,946	$7,368
Professional fees	12,769	7,179
Property tax expense	7,282	5,777

Loss from operations	(40,997)	(20,324)

OTHER INCOME (EXPENSE)
Gain on sale of land	25,309	—
Interest expense	(86,978)	(74,074)
Change in value of conversion liability	(2,500,271)	(105,286)

Net loss before income taxes	(2,602,937)	(199,684)

Provision for income taxes	—	—

Net loss	$(2,602,937)	$(199,684)

Net loss per share	$(1.30)	$(.10)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2003	2,000,000	$500,000	$(146,250)	$505,656	$(2,553,572)	$(1,694,166)

Net loss	—	—	—	—	(199,684)	(199,684)

Balance, December 31, 2004	2,000,000	500,000	(146,250)	505,656	(2,753,256)	(1,893,850)

Net loss	—	—	—	—	(2,602,937)	(2,602,937)

Balance, December 31, 2005	2,000,000	$500,000	$(146,250)	$505,656	$(5,356,193)	$(4,496,787)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(2,602,937)	$(199,684)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of land	(25,309)	—
Change in value of conversion liability	2,500,271	105,286
Changes in operating assets and liabilities:
Accounts payable	(940)	(3,069)
Accrued interest – related parties	86,979	(47,192)
Accounts payable – officer	19,018	(5,597)
Other current assets	124	(140)
Total adjustments	2,580,143	49,288
Net cash used by operating activities	(22,794)	(150,396)

Cash flows from investing activities:
Proceeds from sale of land	26,642	—
Net cash provided by investing activities	26,642	—

Cash flows from financing activities:
Net proceeds from convertible notes payable	—	154,502
Net cash provided by financing activities	—	154,502

Net increase in cash and cash equivalents	3,848	4,106

Cash and cash equivalents, beginning of year	4,342	236

Cash and cash equivalents, end of year	$8,190	$4,342

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $576,311 and $517,925 to the Company at December 31, 2005 and 2004.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by 2,000,000 weighted average number of common shares outstanding during the years ended December 31, 2005 and 2004 respectively. As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company’s authorized stock (all authorized stock of the Company is currently outstanding).  These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short-term maturity. Notes payable approximate fair value due to the similarity of rates for comparable instruments.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2005 and 2004, respectively.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.  The Company has not generated revenue from operations for many years. In order to maintain the Company’s existence, a major stockholder of the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amount of $619,427 at December 31, 2005, that were issued on January 1, 2004, and become due January 1, 2007. As discussed in Note 10, these notes were reissued January 1, 2007. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its properties.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded on the Company’s books at the par value of the shares issued less a discount on the common stock. The Company’s shares are assessable and there are no unpaid assessments at December 31, 2005.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 at December 31, 2005 and 2004.

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

At December 31, 2005 and 2004, the outstanding debt and accrued interest totaling $768,089 and $693,758, respectively, could be converted into 7,680,895 and 6,937,582 shares of common stock, respectively, resulting in 9,680,895 and 8,937,582 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $3,807,468 and $1,307,197 at December 31, 2005 and 2004, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.43% and 1.99% at December 31, 2005 and 2004, respectively; remaining contractual term of three months to three

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

years; volatility of 67%; and, an estimated fair value of the underlying stock of $.59 and $.27 per share at December 31, 2005 and 2004, respectively.  The discount rate was determined by the bond equivalent yield.

Note 5 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  As such, the value of the Company’s remaining land holdings is stated at cost on the Company’s financial statements.

Note 6 – Related Party Transactions

Funding of Expenditures

The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2005 and 2004 were $660,270 and $562,588, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.

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

Note 8 – Land and Mining Claims

Land and mining claims are stated at cost as of December 31, 2005 and 2004.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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

Note 9 – Gain on Sale of Land

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