Form 10QSB
period 2006-06-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,057	$8,190
Other current assets	445	435
Total current assets	6,502	8,625

Land and mining claims	160,307	151,307

Total assets	$166,809	$159,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,849	$18,425
Accounts payable – officer	71,367	49,646
Accrued interest – related parties	211,603	161,753
Property taxes payable	3,630	—
Convertible notes payable – related parties	619,427	—
Total current liabilities	925,876	229,824

Convertible notes payable – related parties	—	619,427
Conversion liability – related parties	7,007,765	3,807,468

Total liabilities	7,933,641	4,656,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(8,626,238)	(5,356,193)
	(7,766,832)	(4,496,787)

Total liabilities and stockholders’ deficit	$166,809	$159,932

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005

EXPENSES
General and administrative	$5,432	$6,180
Professional fees	2,915	118
Property tax expense	2,080	2,513

Loss from operations	(10,427)	(8,811)

OTHER INCOME (EXPENSE)
Gain on sale of land	—	25,309
Interest expense	(24,925)	(21,745)
Change in value of conversion liability	(2,688,786)	(1,851,349)

Loss before income taxes	(2,724,138)	(1,856,596)

Provision for income taxes	—	—

Net loss	$(2,724,138)	$(1,856,596)

Net loss per share	$(1.36)	$(.93)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005

EXPENSES
General and administrative	$12,107	$8,417
Professional fees	4,161	187
Property tax expense	3,630	5,013

Loss from operations	(19,898)	(13,617)

OTHER INCOME (EXPENSE)
Gain on sale of land	—	25,309
Interest expense	(49,850)	(43,490)
Change in value of conversion liability	(3,200,297)	(1,941,161)

Net loss before income taxes	(3,270,045)	(1,972,959)

Provision for income taxes	—	—

Net loss	$(3,270,045)	$(1,972,959)

Net loss per share	$(1.64)	$(.99)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,270,045)	$(1,972,959)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on sale of land	—	(25,309)
Change in value of conversion liability	3,200,297	1,941,161
Change in operating assets and liabilities:
Accounts payable and property taxes payable	5,054	2,888
Accrued interest – related parties	49,850	43,490
Accounts payable – officer	21,721	7,506
Other current assets	(10)	280
Total adjustments	3,276,912	1,970,016
Net cash provided (used) by operating activities	6,867	(2,943)

Cash flows from investing activities:
Proceeds from sale of land	—	26,642
Investment in land and mining claims	(9,000)	—
Net cash (used) provided by investing activities	(9,000)	26,642

Net (decrease) increase in cash and cash equivalents	(2,133)	23,699

Cash and cash equivalents, beginning of period	8,190	4,342

Cash and cash equivalents, end of period	$6,057	$28,041

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

Amounts shown for June 30, 2006 are based upon the December 31, 2005 audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $614,479 and $576,311 to the Company at June 30, 2006 and December 31, 2005, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 at June 30, 2006 and December 31, 2005.

Since the Company’s stock is very thinly traded, and since the Company has not been current with its financial statements since 2001, and thus there was not information on file for the market to determine a price, the Company determined the fair value of its common stock as follows:

The Company is in the process of entering into a transaction that values substantially all of the Company’s assets, its real estate.  The Company utilized information that it obtained in its current negotiations as to the fair market value of its real estate and then, using this value, considered all other financial aspects of the Company, such as its liabilities and commitments, to determine the current fair value of the Company and thus the Company’s common stock.  The Company then undertook a historical study of the changes that occurred over the past six years as best as it could determine the events that caused the increase in the value of the Company’s real estate.  Thus the Company was able to determine the fair value of its common stock on a year-by-year basis.

At June 30, 2006 and December 31, 2005, the outstanding debt and accrued interest totaling $805,255 and $768,089, respectively, could be converted into 8,052,551 and 7,680,895 shares of common stock, respectively, resulting in 10,052,551 and 9,680,895 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,007,765 and $3,807,468 at June 30, 2006 and December 31, 2005, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 5.10% and 4.43% at June 30, 2006 and December 31, 2005, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.97 and $.59 per share at June 30, 2006 and December 31, 2005, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities provided $6,867 of cash and used cash of $2,943 during the six months ended June 30, 2006 and 2005, respectively.  We used no cash for financing activities during those periods.

At December 31, 2005, we had a working capital deficit of $221,199, compared with a working capital deficit of $919,374 at June 30, 2006.  The increase in our working capital deficit is largely attributable to our convertible notes payable becoming current liabilities in the amount of $619,427 during 2006.  Investing activities used $9,000 of cash and provided $26,642 of cash during the six months ended June 30, 2006 and 2005, respectively.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At June 30, 2006, we had total assets of $166,809 compared to total assets of $159,932 at December 31, 2005.  The increase in total assets was largely due to the increased investment land and mining claims of $9,000.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $2,724,138 and $3,270,045 during the three and six month periods ended June 30, 2006, respectively, and had net losses of $1,856,596 and $1,972,959 during the three and six month periods ended June 30, 2005, respectively.  The changes in our net loss are due to the changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At June 30, 2006 and December 31, 2005, the balance of the conversion liability was $7,007,765 and $3,807,468, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements.

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