Form 10QSB
period 2006-09-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,539	$8,190
Other current assets	618	435
Total current assets	2,157	8,625

Land and mining claims	160,307	151,307

Total assets	$162,464	$159,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$45,222	$18,425
Accounts payable – officer	83,661	49,646
Accrued interest – related parties	236,528	161,753
Property taxes payable	3,895	—
Convertible notes payable – related parties	619,427	—
Total current liabilities	988,733	229,824

Convertible notes payable – related parties	—	619,427
Conversion liability – related parties	7,292,834	3,807,468

Total liabilities	8,281,567	4,656,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(8,978,509)	(5,356,193)
	(8,119,103)	(4,496,787)

Total liabilities and stockholders’ deficit	$162,464	$159,932

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005

EXPENSES
General and administrative	$13,185	$9,235
Professional fees	28,205	4,263
Property tax expense	887	2,500

Loss from operations	(42,277)	(15,998)

OTHER INCOME (EXPENSE)
Interest expense	(24,925)	(21,745)
Change in value of conversion liability	(285,069)	(371,034)

Net loss before income taxes	(352,271)	(408,777)

Provision for income taxes	—	—

Net loss	$(352,271)	$(408,777)

Net loss per share	$(.18)	$(.20)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

EXPENSES
General and administrative	$25,293	$17,652
Professional fees	32,366	4,450
Property tax expense	4,517	7,513

Loss from operations	(62,176)	(29,615)

OTHER INCOME (EXPENSE)
Gain on sale of land	—	25,309
Interest expense	(74,774)	(65,235)
Change in value of conversion liability	(3,485,366)	(2,312,195)

Net loss before income taxes	(3,622,316)	(2,381,736)

Provision for income taxes	—	—

Net loss	$(3,622,316)	$(2,381,736)

Net loss per share	$(1.81)	$(1.19)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,622,316)	$(2,381,736)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on sale of land	—	(25,309)
Change in value of conversion liability	3,485,366	2,312,195
Change in operating assets and liabilities:
Accounts payable and property taxes payable	30,692	(1,366)
Accrued interest – related parties	74,775	65,234
Accounts payable – officer	34,015	16,232
Other current assets	(183)	420
Total adjustments	3,624,665	2,367,406
Net cash provided (used) by operating activities	2,349	(14,330)

Cash flows from investing activities:
Proceeds from sale of land	—	26,642
Investment in land and mining claims	(9,000)	—
Net cash (used) provided by investing activities	(9,000)	26,642

Net (decrease) increase in cash and cash equivalents	(6,651)	12,312

Cash and cash equivalents, beginning of period	8,190	4,342

Cash and cash equivalents, end of period	$1,539	$16,654

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

Amounts shown for September 30, 2006 are based upon the December 31, 2005 audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $633,563 and $576,311 to the Company at September 30, 2006 and December 31, 2005, respectively.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 at September 30, 2006 and December 31, 2005.

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

At September 30, 2006 and December 31, 2005, the outstanding debt and accrued interest totaling $823,838 and $768,089, respectively, could be converted into 8,238,379 and 7,680,895 shares of common stock, respectively, resulting in 10,238,379 and 9,680,895 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,292,834 and $3,807,468 at September 30, 2006 and December 31, 2005, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 5.10% and 4.43% at September 30, 2006 and December 31, 2005, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.98 and $.59 per share at September 30, 2006 and December 31, 2005, respectively.  The discount rate was determined by the bond equivalent yield.

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

Item 2.           Management’s Discussion and Analysis or Plan of Operations

History and Overview

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2005, the principal and accrued interest owing under the Park-Cummings Note was $517,925.  As of December 31, 2006, the principal and accrued interest owing under the Park-Cummings Note was $652,646.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Liquidity

Operating activities provided $2,349 of cash and used $14,330 of cash during the nine months ended September 30, 2006 and 2005, respectively.  We used no cash for financing activities during those periods.

At December 31, 2005, we had a working capital deficit of $221,199, compared with a working capital deficit of $986,576 at September 30, 2006.  The increase in our working capital deficit is largely attributable to our convertible notes payable becoming current liabilities in the amount of $619,427 during 2006.  Investing activities used $9,000 of cash and provided $26,642 of cash during the nine months ended September 30, 2006 and 2005, respectively.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At September 30, 2006, we had total assets of $162,464 compared to total assets of $159,932 at December 31, 2005.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $352,271 and $3,622,316 during the three and nine month periods ended September 30, 2006, respectively, and had net losses of $408,777 and $2,381,736 during the three and nine month periods ended September 30, 2005, respectively.  The increase in our net loss was largely attributable to a change in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At September 30, 2006 and December 31, 2005, the balance of the conversion liability was $7,292,834 and $3,807,468, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

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