Form 10KSB
period 2006-12-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

:ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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
________________

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

Liquidity

Operating activities provided cash of $937 during 2006 and used cash of $22,794 during 2005.  We used cash of $9,000 for investing activities during 2006.  We received cash from investing activities in the amount of $26,642 in 2005, all from the sale of a small parcel of our property.

At December 31, 2006, we had a working capital deficit of $1,060,794, compared with a working capital deficit of $221,199 at December 31, 2005.  The increase in our working deficit is largely attributable to the principal on our Convertible Notes becoming a current liability in the amount of $619,427 during 2006, with no corresponding current liability for the principal on our Convertible Notes in 2005.  We had no financing activities during either fiscal 2006 or 2005, respectively.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At December 31, 2006, we had total assets of $160,898 compared to total assets of $159,932 at December 31, 2005.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2. “Description of Property.” We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in Item 1. “Description of Business”.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses during 2006 and 2005 of $3,763,991 and $2,602,937, respectively.  The increase in our net loss was largely attributable to a change in market value of conversion liability of $3,552,823 in 2006, compared with $2,500,271 in 2005.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At December 31, 2006 and 2005, the balance of the conversion liability was $7,360,291 and $3,807,468, respectively.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006.

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
_____________
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

December 31, 2006 and 2005

PARK-PREMIER MINING COMPANY

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

November 20, 2007
Denver, Colorado

PARK-PREMIER MINING COMPANY

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$127	$8,190
Other current assets	464	435
Total current assets	591	8,625

Land and mining claims	160,307	151,307

Total assets	$160,898	$159,932

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$51,939	$18,425
Accounts payable – officer	128,567	49,646
Accrued interest – related parties	261,452	161,753
Convertible notes payable – related parties	619,427	—
Total current liabilities	1,061,385	229,824

Convertible notes payable – related parties	—	619,427
Conversion liability – related parties	7,360,291	3,807,468

Total liabilities	8,421,676	4,656,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(9,120,184)	(5,356,193)
	(8,260,778)	(4,496,787)

Total liabilities and stockholders’ deficit	$160,898	$159,932

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005

EXPENSES
General and administrative	$31,247	$20,946
Professional fees	72,736	12,769
Property tax expense	7,486	7,282

Loss from operations	(111,469)	(40,997)

OTHER INCOME (EXPENSE)
Gain on sale of land	—	25,309
Interest expense	(99,699)	(86,978)
Change in value of conversion liability	(3,552,823)	(2,500,271)

Net loss before income taxes	(3,763,991)	(2,602,937)

Provision for income taxes	—	—

Net loss	$(3,763,991)	$(2,602,937)

Net loss per share	$(1.88)	$(1.30)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2004	2,000,000	$500,000	$(146,250)	$505,656	$(2,753,256)	$(1,893,850)

Net loss	—	—	—	—	(2,602,937)	(2,602,937)

Balance, December 31, 2005	2,000,000	500,000	(146,250)	505,656	(5,356,193)	(4,496,787)

Net loss	—	—	—	—	(3,763,991)	(3,763,991)

Balance, December 31, 2006	2,000,000	$500,000	$(146,250)	$505,656	$(9,120,184)	$(8,260,778)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,763,991)	$(2,602,937)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on sale of land	—	(25,309)
Change in value of conversion liability	3,552,823	2,500,271
Changes in operating assets and liabilities:
Accounts payable	33,514	(940)
Accrued interest – related parties	99,699	86,979
Accounts payable – officer	78,921	19,018
Other current assets	(29)	124
Total adjustments	3,764,928	2,580,143
Net cash provided (used) by operating activities	937	(22,794)

Cash flows from investing activities:
Proceeds from sale of land	—	26,642
Investment in land and mining claims	(9,000)	—
Net cash (used) provided by investing activities	(9,000)	26,642

Net (decrease) increase in cash and cash equivalents	(8,063)	3,848

Cash and cash equivalents, beginning of year	8,190	4,342

Cash and cash equivalents, end of year	$127	$8,190

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $652,646 and $576,311 to the Company at December 31, 2006 and 2005.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by 2,000,000 weighted average number of common shares outstanding during the years ended December 31, 2006 and 2005 respectively. As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock upon an increase in the Company’s authorized stock (all authorized stock of the Company is currently outstanding).  These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short-term maturity. Notes payable approximate fair value due to the similarity of rates for comparable instruments.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that the implementation of FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

applied prospectively. We will assess the impact of SFAS No. 157 on our Consolidated Financial Statements.

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB was adopted at December 31, 2006. The adoption of SAB No. 108 had no effect on our financial position or on the results of our operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2007 and the Company will implement this pronouncement January 1, 2007.

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

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.  The Company has not generated revenue from operations for many years. In order to maintain the Company’s existence, a major stockholder of the Company and an Officer of the Company have loaned the Company funds for working capital. Additionally as discussed in Note 4, the Company has convertible notes payable in the amounts

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

of $619,427 at December 31, 2006, that were issued on January 1, 2004, and become due January 1, 2007.  As discussed in Note 9, these notes were reissued January 1, 2007. Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its properties.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock. The mines and mining claims acquired in 1928 were recorded on the Company’s books at the par value of the shares issued less a discount on the common stock. The Company’s shares are assessable and there are no unpaid assessments at December 31, 2006.

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $619,427 at December 31, 2006 and 2005.

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

At December 31, 2006 and 2005, the outstanding debt and accrued interest totaling $842,421 and $768,089, respectively, could be converted into 8,424,207 and 7,680,895 shares of common stock, respectively, resulting in 10,424,207 and 9,680,895 total shares of common stock outstanding, respectively.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,360,291 and $3,807,468 at December 31, 2006 and 2005, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 5.00% and 4.43% at December 31, 2006 and 2005, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.97 and $.59 per share at December 31, 2006 and 2005, respectively.  The discount rate was determined by the bond equivalent yield.

Note 5 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  As such, the value of the Company’s remaining land holdings is stated at cost on the Company’s financial statements.

Note 6 – Related Party Transactions

Funding of Expenditures

The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company. Amounts due from the Company to Robert W. Dunlap at December 31, 2006 and 2005 were $760,802 and $660,270, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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

Note 8 – Land and Mining Claims

Land and mining claims are stated at cost as of December 31, 2006 and 2005.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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