Form 10QSB
period 2007-03-31
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,386	$127
Other current assets	309	464
Total current assets	5,695	591

Land and mining claims	160,307	160,307

Total assets	$166,002	$160,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$76,552	$51,939
Accounts payable – officer	7,046	128,567
Accrued interest – related parties	31,156	261,452
Note payable – officer	30,000	—
Convertible notes payable – related parties	1,009,446	619,427
Total current liabilities	1,154,200	1,061,385

Conversion liability – related parties	7,550,259	7,360,291

Total liabilities	8,704,459	8,421,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(9,397,863)	(9,120,184)
	(8,538,457)	(8,260,778)

Total liabilities and stockholders’ deficit	$166,002	$160,898

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

EXPENSES
General and administrative	$7,644	$6,676
Professional fees	47,376	1,246
Property tax expense	1,535	1,550

Loss from operations	(56,555)	(9,472)

OTHER INCOME (EXPENSE)
Interest expense	(31,156)	(24,925)
Change in value of conversion liability	(189,968)	(511,511)

Net loss before income taxes	(277,679)	(545,908)

Provision for income taxes	—	—

Net loss	$(277,679)	$(545,908)

Net loss per share	$(.14)	$(.27)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(277,679)	$(545,908)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in value of conversion liability	189,968	511,511
Changes in operating assets and liabilities:
Accounts payable	24,613	2,637
Accrued interest – related parties	31,156	24,925
Accounts payable – officer	7,046	6,040
Other current assets	155	145
Total adjustments	252,938	545,258
Net cash used by operating activities	(24,741)	(650)

Cash flows from investing activities:
Investment in land and mining claims	—	(4,500)
Net cash used by investing activities	—	(4,500)

Cash flows from financing activities:
Proceeds from note payable – officer	30,000	—
Net cash provided by financing activities	30,000	—

Net increase (decrease) in cash and cash equivalents	5,259	(5,150)

Cash and cash equivalents, beginning of period	127	8,190

Cash and cash equivalents, end of period	$5,386	$3,040

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

Interim Financial Information

The accompanying consolidated financial statements included herein have been prepared by Park-Premier Mining Company (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Park-Premier Mining Company later in the year.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  In management’s opinion all adjustments necessary for the fair presentation of the Company’s financial statements are reflected in the interim periods included.

The management of Park-Premier Mining Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Amounts shown for March 31, 2007 are based upon the December 31, 2006 audited consolidated financial statements.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $686,245 and $652,646 to the Company at March 31, 2007 and December 31, 2006, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary.  In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and the Company is currently assessing the impact of this statement on our consolidated financial statements.

Other

The Company has no advertising expenses and the Company paid no dividends during the periods presented.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder to the Company and an officer of the Company have loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $1,009,446 that were issued on January 1, 2007, and become due on December 31, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $1,009,446 and $619,427 at March 31, 2007 and December 31, 2006, respectively.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

At March 31, 2007 and December 31, 2006, the outstanding debt and accrued interest totaling $1,039,729 and $842,421, respectively, could be converted into 10,397,294 and 8,424,207 shares of common stock, respectively, resulting in 12,397,294 and 10,424,207 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,550,259 and $7,360,291 at March 31, 2007 and December 31, 2006, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.95% and 5.00% at March 31, 2007 and December 31, 2006, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.82 and $.97 per share at March 31, 2007 and December 31, 2006, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities used cash in the amounts of $24,741 and $650 during the three months ended March 31, 2007 and 2006, respectively.  We used $4,500 of cash for investing activities during the three months ended March 31, 2006.  Financing activities provided cash of $30,000 during the three months ended March 31, 2007.

At December 31, 2006, we had a working capital deficit of $1,060,794, compared with a working capital deficit of $1,148,505 at March 31, 2007.  The increase in our working capital deficit is largely attributable to the increase in our current liabilities during the three months ended March 31, 2007.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At March 31, 2007, we had total assets of $166,002 compared to total assets of $160,898 at December 31, 2006.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We incurred net losses of $277,679 and $545,908 during the three months ended March 31, 2007 (“2007”) and March 31, 2006 (“2006”).  The decrease in our net loss was largely attributable to a change in the value of conversion liability to $189,968 in 2007 from $511,511 in 2006.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At March 31, 2007 and December 31, 2006, the balance of the conversion liability was $7,550,259 and $7,360,291, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

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