Form 10QSB
period 2007-06-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,633	$127
Other current assets	155	464
Total current assets	4,788	591

Land and mining claims	160,307	160,307

Total assets	$165,095	$160,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$78,144	$51,939
Accounts payable – officer	26,083	128,567
Accrued interest – related party	62,313	261,452
Property taxes payable	3,070	—
Note payable – officer	30,000	—
Convertible notes payable – related parties	1,009,446	619,427
Total current liabilities	1,209,056	1,061,385

Conversion liability – related parties	7,512,666	7,360,291

Total liabilities	8,721,722	8,421,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(9,416,033)	(9,120,184)
	(8,556,627)	(8,260,778)

Total liabilities and stockholders’ deficit	$165,095	$160,898

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006

EXPENSES
General and administrative	$4,421	$5,432
Professional fees	18,651	2,915
Property tax expense	1,535	2,080

Loss from operations	(24,607)	(10,427)

OTHER INCOME (EXPENSE)
Interest expense	(31,156)	(24,925)
Change in value of conversion liability	37,593	(2,688,786)

Net loss before income taxes	(18,170)	(2,724,138)

Provision for income taxes	—	—

Net loss	$(18,170)	$(2,724,138)

Net loss per share	$(.01)	$(1.36)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2007	2006

EXPENSES
General and administrative	$12,065	$12,107
Professional fees	66,027	4,161
Property tax expense	3,070	3,630

Loss from operations	(81,162)	(19,898)

OTHER INCOME (EXPENSE)
Interest expense	(62,312)	(49,850)
Change in value of conversion liability	(152,375)	(3,200,297)

Net loss before income taxes	(295,849)	(3,270,045)

Provision for income taxes	—	—

Net loss	$(295,849)	$(3,270,045)

Net loss per share	$(.15)	$(1.64)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(295,849)	$(3,270,045)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Change in value of conversion liability	152,375	3,200,297
Change in operating assets and liabilities:
Accounts payable and property taxes payable	29,275	5,054
Accrued interest – related parties	62,313	49,850
Accounts payable – officer	26,083	21,721
Other current assets	309	(10)
Total adjustments	270,355	3,276,912
Net cash (used) provided by operating activities	(25,494)	6,867

Cash flows from investing activities:
Investment in land and mining claims	—	(9,000)
Net cash used by investing activities	—	(9,000)

Cash flows from financing activities:
Proceeds from note payable – officer	30,000	—
Net cash provided by financing activities	30,000	—

Net increase (decrease) in cash and cash equivalents	4,506	(2,133)

Cash and cash equivalents, beginning of period	127	8,190

Cash and cash equivalents, end of period	$4,633	$6,057

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

Amounts shown for June 30, 2007 are based upon the December 31, 2006 audited consolidated financial statements.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $708,740 and $652,646 to the Company at June 30, 2007 and December 31, 2006, respectively.

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

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder to the Company and an officer of the Company have loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $1,009,446, that were rewritten on January 1, 2007, and become due December 31, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $1,009,446 and $619,427 at June 30, 2007 and December 31, 2006, respectively.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

At June 30, 2007 and December 31, 2006, the outstanding debt and accrued interest totaling $1,070,013 and $842,421, respectively, could be converted into 10,700,128 and 8,424,207 shares of common stock, respectively, resulting in 12,700,128 and 10,424,207 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,512,666 and $7,360,291 at June 30, 2007 and December 31, 2006, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.88% and 5.00% at June 30, 2007 and December 31, 2006, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.80 and $.97 per share at June 30, 2007 and December 31, 2006, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities used cash of $25,494 and provided $6,867 of cash during the six months ended June 30, 2007 and 2006, respectively.  We used cash of $9,000 for investing activities during the six months ended June 30, 2006.  Financing activities provided $30,000 of cash during the six months ended June 30, 2007.

At December 31, 2006, we had a working capital deficit of $1,060,794, compared with a working capital deficit of $1,204,268 at June 30, 2007.  The increase in our working capital deficit is largely attributable to the increase in our current liabilities due to increased corporate activity to prepare our annual and quarterly reports during the six months ended June 30, 2007.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At June 30, 2007, we had total assets of $165,095 compared to total assets of $160,898 at December 31, 2005.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $18,170 and $295,849 during the three and six month periods ended June 30, 2007, respectively, and had net losses of $2,724,138 and $3,270,045 during the three and six month periods ended June 30, 2006, respectively.  The changes in our net loss are largely due to the changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At June 30, 2007 and December 31, 2006, the balance of the conversion liability was $7,512,666 and $7,360,291, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

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