Form 10QSB
period 2007-09-30
PARK PREMIER MINING CO
filed 2007-12-18
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,404	$127
Other current assets	640	464
Total current assets	4,044	591

Land and mining claims	160,307	160,307

Total assets	$164,351	$160,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$101,527	$51,939
Accounts payable – officer	31,456	128,567
Accrued interest – related parties	93,878	261,452
Notes payable – officer	60,000	—
Convertible notes payable – related parties (Note 3)	1,009,446	619,427
Total current liabilities	1,296,307	1,061,385

Conversion liability (Note 3)	7,472,664	7,360,291

Total liabilities	8,768,971	8,421,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(9,464,026)	(9,120,184)
	(8,604,620)	(8,260,778)

Total liabilities and stockholders’ deficit	$164,351	$160,898

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006

EXPENSES
General and administrative	$5,714	$13,185
Professional fees	49,180	28,205
Property tax expense	1,535	887

Loss from operations	(56,429)	(42,277)

OTHER INCOME (EXPENSE)
Interest expense	(31,566)	(24,925)
Change in value of conversion liability	40,002	(285,069)

Net loss before income taxes	(47,993)	(352,271)

Provision for income taxes	—	—

Net loss	$(47,993)	$(352,271)

Net loss per share	$(.02)	$(.18)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

EXPENSES
General and administrative	$17,779	$25,293
Professional fees	115,207	32,366
Property tax expense	4,605	4,517

Loss from operations	(137,591)	(62,176)

OTHER INCOME (EXPENSE)
Interest expense	(93,878)	(74,774)
Change in value of conversion liability	(112,373)	(3,485,366)

Net loss before income taxes	(343,842)	(3,622,316)

Provision for income taxes	—	—

Net loss	$(343,842)	$(3,622,316)

Net loss per share	$(.17)	$(1.81)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(343,842)	$(3,622,316)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Change in value of conversion liability	112,373	3,485,366
Change in operating assets and liabilities:
Accounts payable and property taxes payable	49,588	30,692
Accrued interest – related parties	93,878	74,775
Accounts payable – officer	31,456	34,015
Other current assets	(176)	(183)
Total adjustments	287,119	3,624,665
Net cash provided (used) by operating activities	(56,723)	2,349

Cash flows from investing activities:
Investment in land and mining claims	—	(9,000)
Net cash (used) provided by investing activities	—	(9,000)

Cash flows from financing activities:
Proceeds from note payable - officer	60,000	—
Net cash used for financing activities	60,000	—

Net (decrease) increase in cash and cash equivalents	3,277	(6,651)

Cash and cash equivalents, beginning of period	127	8,190

Cash and cash equivalents, end of period	$3,404	$1,539

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

Amounts shown for September 30, 2007 are based upon the December 31, 2006 audited consolidated financial statements.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $708,740 and $652,646 to the Company at September 30, 2007 and December 31, 2006, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary.  In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and the Company is currently assessing its impact on our consolidated financial statements.

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

Note 3 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and are due December 31, 2007.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $1,009,446 and $619,427 at September 30, 2007 and December 31, 2006, respectively.

Since the Company’s stock is very thinly traded, and the Company has not been current with its financial statements since 2001, there was not information on file for the market to determine a price; therefore the Company determined the fair value of its common stock as follows:

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2007 and December 31, 2006, the outstanding debt and accrued interest totaling $1,103,324 and $842,421, respectively, could be converted into 11,033,240 and 8,424,207 shares of common stock, respectively, resulting in 13,033,240 and 10,424,210 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability equal to the net cash settlement price of the equivalent shares outstanding.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  Upon adoption, the Company determined the estimated fair value of the conversion liability to be $164,440, and the estimated fair value of the conversion liability was $7,472,664 and $7,360,291 at September 30, 2007 and December 31, 2006, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.88% and 5.00% at September 30, 2007 and December 31, 2006, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $0.78 and $0.97 per share at September 30, 2007 and December 31, 2006, respectively.  The discount rate was determined by the bond equivalent yield.

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

Liquidity

Operating activities used $56,723 of cash and provided $2,349 of cash during the nine months ended September 30, 2007 and 2006, respectively.  Investing activities used $9,000 of cash during the nine months ended September 30, 2006.  Financing activities provided $60,000 of cash during the nine months ended September 30, 2007.

At December 31, 2005, we had a working capital deficit of $1,060,794, compared with a working capital deficit of $1,292,263 at September 30, 2007.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At September 30, 2007, we had total assets of $164,351 compared to total assets of $160,898 at December 31, 2006.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  As of the date of this report, our sole source of income has been interest on our cash deposits.  We rely entirely upon loans and interest on our cash deposits to pay operating expenses.

We had net losses of $47,993 and $343,842 during the three and nine month periods ended September 30, 2007, respectively, and had net losses of $352,271 and $3,622,316 during the three and nine month periods ended September 30, 2006, respectively.  The changes in our net loss were largely attributable to changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

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

Utilizing this calculation, the value of the conversion liability associated with our Convertible Notes was $164,440 upon adoption.  On January 1, 2002, the Convertible Notes were reissued, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In accordance with EITF 00-19, we recorded the changes in the fair value of the conversion liability associated with our Convertible Notes as of each balance sheet date.  At September 30, 2007 and December 31, 2006, the balance of the conversion liability was $7,472,664 and $7,360,291, respectively.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

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