Form 10KSB
period 2007-12-31
PARK PREMIER MINING CO
filed 2008-02-19
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

:ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes :    No 9

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  

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
2,000,000 shares as of February 15, 2008

Transitional Small Business Disclosure Format (check one):  Yes 9    No :

PART I

Item 1.                                Description of Business.

Business Development

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2007, the principal and accrued interest owing under the Park-Cummings Note was $776,636.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Convertible Notes.  From 1987 through December 31, 2007, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued long-term convertible promissory notes (the “Convertible Notes”).  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  The Convertible Notes were due on December 31, 2007 and we are currently past due on the Convertible Notes.  Since we are past due on the Convertible Notes, by their terms, we are liable for the costs of collection of the Convertible Notes, not to exceed 15% of the unpaid balance of the notes.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is presently issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity of the Company and thereby increase the number of authorized shares is required before conversion would be possible.  A special meeting of shareholders is scheduled for February 20, 2008, at which a vote to increase the authorized common stock will be taken.  Additionally, an election to convert the Convertible Notes by the noteholders would be required.  See Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”

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

The Company’s Board of Directors approved the Project “A” Letter Agreement on February 21, 2007.  A special meeting of shareholders has been called for February 20, 2008, at which a vote to approve the Project “A” Letter Agreement will be taken.

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

Under the Project “B” Letter Agreement, Robert Dunlap and Kathy Dunlap will convey the Project “B” Acreage to the joint venture entity to be formed by Robert Dunlap and Kathy Dunlap and Tuhaye.  Robert Dunlap and Kathy Dunlap will own a 50% interest in the joint venture entity and Tuhaye will own the remaining 50% interest.  The joint venture entity will be managed and operated by three managers consisting of two selected by Tuhaye and one selected by Robert Dunlap and Kathy Dunlap.

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

The Company’s Board of Directors approved the Project “C” Letter Agreement on February 21, 2007.  A special meeting of shareholders has been called for February 20, 2008, at which a vote to approve the Project “C” Letter Agreement will be taken.

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

We are currently on a waiting list to acquire water rights sufficient for the proposed sale and development of the Property and anticipate that we will receive confirmation of water rights for the Property by the end of fiscal 2008.  As of the date of this filing, the Property is not covered by insurance.

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

Our shareholders will vote on the Project “A” and “C” Letter Agreements on February 20, 2008 and we anticipate that the transactions contemplated in the Project “A”, “B” and “C” Letter Agreements will close by the end of the second quarter of 2008, resulting in the sale of the Property.  The Property that is not subject to sale or exchange will be part of a joint venture as described in the Project “C” Letter Agreement.  Under the Project “C” Letter Agreement, the joint venture property, consisting of approximately 30 acres, will be developed by our joint venture partner, Ranch 248, and the Company is not obligated to fund the costs or expenses of development.  See Item 1.  “Description of Business – Business Development – Sale of Property – Project “A” Letter Agreement; Project “B” Letter Agreement; and Project “C” Letter Agreement.”

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

Holders

As of January 24, 2008, there were 834 record holders of our common stock.

Dividends

During the fiscal year ended December 31, 2007, no cash dividends were declared on our common stock.  In the event conditions precedent to Projects “A” and “C” are satisfied as described in Item 1 above, dividends may be paid at some point in the foreseeable future.

Equity Compensation Plan

The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

Convertible Notes

From 1987 through December 31, 2007, we entered into various arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors and issued Convertible Notes in connection therewith.  See Item 1.  “Description of Business – Business Development – Convertible Notes” and Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”

The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is presently issued and outstanding.  Approval by the shareholders to reorganize and restructure the equity of the Company and thereby increase the number of authorized shares and decrease the par value per share is required before conversion would be possible.  Additionally, an election to convert the Convertible Notes by the holders would be required.  A special meeting of shareholders is scheduled for February 20, 2008, at which a vote to increase the authorized common stock from 2,000,000 shares to 50,000,000 shares will be taken.  Convertible Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table contains the amounts owing under the Convertible Notes as of December 31, 2007 and 2006, including accrued interest:
	Amount of Convertible Notes Outstanding	Number of Common Shares Into Which Convertible Notes may be Converted (1)
December 31, 2006	$842,421	8,424,210
December 31, 2007	$1,130,580	11,305,800
_______________
(1)	Calculated based upon a conversion rate of $0.10 per share. The Convertible Notes provide for a conversion price as the Board of Directors may deem appropriate, not in excess of $0.10 per share.

The Convertible Notes were due on December 31, 2007 and we are currently past due on the Convertible Notes.  Since we are past due on the Convertible Notes, by their terms, we are liable for the costs of collection of the Convertible Notes, not to exceed 15% of the unpaid balance of the notes.  Given our history with the Convertible Noteholders, we believe that we will be able to resolve any issue regarding the past due status of the notes by working with the noteholders and or paying the balance due on the notes.

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

Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.  We are currently past due on the January 11, 2007 promissory note.  Since we are past due, the interest rate on the January 11, 2007 note has changed to the prime rate, as reported in the Wall Street Journal, plus six percent (6%).  As of February 13, 2008, the prime rate reported in the Wall Street Journal was six percent (6%), meaning the interest rate on the past due note is twelve percent (12%).  Under the terms of the past due note, Mr. Dunlap has the option to increase the interest rate to a higher rate of his choosing; however, he has not elected to change the interest rate applicable to the January 11, 2007 promissory note.

Also, under the Loan Agreement, Mr. Dunlap advanced us $15,000 on May 2, 2007, $30,000 on July 18, 2007, and $70,000 on November 9, 2007, all of which is due upon demand.  We issued promissory notes on May 2, 2007, July 18, 2007, and November 9, 2007 in those amounts.  These notes are not past due because no demand for payment has been made.

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

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  A special meeting of shareholders has been scheduled for February 20, 2008 where a vote to approve the Project “A” and “C” Letter Agreements will be taken.  See Item 1.  “Description of Business – Business Development – Sale of Property.”

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

Liquidity

Operating activities used cash of $141,056 during 2007 and provided cash of $937 during 2006.  We used cash of $9,000 for investing activities during 2006.  We received cash from financing activities in the amount of $145,000 in 2007 from the issuance of notes payable in the amount of $145,000 to Mr. Dunlap, the President and a director of our Company.

At December 31, 2007, we had a working capital deficit of $1,391,246, compared with a working capital deficit of $1,060,794 at December 31, 2006.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At December 31, 2007, we had total assets of $164,864 compared to total assets of $160,898 at December 31, 2006.  The increase in our total assets is primarily due to the increase in cash from $127 at December 31, 2006 to $4,071 at December 31, 2007.  Our Property is comprised of approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2. “Description of Property.”  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in Item 1. “Description of Business”.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  We rely entirely upon loans to pay operating expenses.

We incurred net losses during 2007 and 2006 of $400,460 and $3,763,991, respectively.  The decrease in our net loss was largely attributable to the change in market value of conversion liability of $3,552,823 during 2006, compared with only $70,008 in 2007.

Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

On January 1, 2007, we reissued Convertible Notes with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  Effective September 30, 2001, we began valuing our convertible debt using the accounting method prescribed by EITF 00-19.  Since our stock is very thinly traded, we determined the fair value of our common stock based on the transaction values negotiated under the Project “A” Letter Agreement and the Project “C” Letter Agreements, which covers substantially all of our assets, as well as other financial aspects of our Company, such as our liabilities and commitments.  Utilizing this determination, at December 31, 2007 and 2006, the value of the conversion liability associated with our Convertible Notes was $7,430,299 and $7,360,291, respectively.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

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

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was not effective during the fiscal year ended December 31, 2007.  Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Respectfully,
Robert W. Dunlap, President (Principal Executive, Financial, and Accounting Officer)

Item 8B.                      Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The officers and directors of the Company are:
Name	Age	Title(s)
Robert W. Dunlap	55	President, Chief Executive Officer, Chief Financial Officer, and Director
Jeffrey L. Lee	48	Vice President and Director
Steven R. Lee	44	Secretary, Treasurer and Director

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

Jeffrey L. Lee has been Vice President and a Director of the Company since August 1994.  From December 1990 to January 1, 2000 he was a Vice President of Sales for Power Packaging, Inc., a privately owned company specializing in manufacturing and logistics outsourcing solutions located in Illinois.  Mr. Lee has concentrated on several family businesses since leaving Power Packaging, Inc. Mr. Lee is also a general partner of AMI Associates, a Nevada general partnership, and President of Affiliated Mining, Inc. He is the brother of Steven R. Lee.

Steven R. Lee has been a Secretary, Treasurer and a Director of the Company since January 1994.  Mr. Lee was also formerly employed in an administrative position with Power Packaging, Inc. Mr. Lee is also a general partner of AMI Associates, a Nevada general partnership.  He is the brother of Jeffrey L. Lee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of these Section 16 reports, we believe that during and for the fiscal year ended December 31, 2007, our officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert W. Dunlap, President	2007	-0-	-0-	-0-	-0-	-0-	-0-	20,540	20,540
	2006	-0-	-0-	-0-	-0-	-0-	-0-	26,625	26,625

The Company does not have any employment contracts with any of its officers or directors.  See Item 12.  “Certain Relationships and Related Transactions, and Director Independence.”  Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.  Mr. Dunlap, the Company’s chief executive officer, was not granted any stock options during the fiscal years ended December 31, 2007 and 2006.

Stock Option Plans

The Company has no stock option plans, nor did it grant any options during the period ended December 31, 2007 and it had no options outstanding at that date.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of January 24, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent of Class	Post Note Conversion Shares Owned Beneficially (2)(3)	Post Note Conversion Percent of Class (3)
Robert W. Dunlap (4) & Kathy Dunlap 32391 Horseshoe Drive Evergreen, CO 80439	507,500	25.4%	9,970,450(5)	74.9%
AMI Associates (6) 1708 Essex Court St. Charles, IL 60174	507,500	25.4%	507,500	3.8%
Affiliated Mining Inc.(7) 1708 Essex Court St. Charles, IL 60174	-0-	-0-	1,002,860(8)	7.5%
Jeffrey L. Lee 1708 Essex Court St. Charles, IL 60174	507,500	25.4%	1,790,070(9)	13.5%
Steven R. Lee 41760 E. 1200 N. Gibson City, IL 60936	507,500	25.4%	1,790,070(9)	13.5%
Douglas K. Lee 6653 Conch Ct. Boynton Beach, FL 33437	507,500	25.4%	1,839,450(10)	13.8%
Claudette K. Lee 357 Larsen Street Sycamore, IL 60178	507,500	25.4%	1,790,070(9)	13.5%

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent of Class	Post Note Conversion Shares Owned Beneficially (2)(3)	Post Note Conversion Percent of Class (3)
Janice M. Atkins 4840 E. Creek Ridge Trail Reno, NV 89509	507,500	25.4%	1,839,450(11)	13.8%
Jeanette M. Johnson 220 North Delilah St. Corona, CA 92879	507,500	25.4%	1,790,070(9)	13.5%
Estate of Bertha Marie Dunlap c/o Judyth Kerlin 7165 E. Louisiana Ave Denver, CO 80224	-0-	-0-	461,520(12)	3.5%
Lee Family Partnership(13) 1708 Essex Court St. Charles, IL 60174	-0-	-0-	279,710	2.1%
Candace Thoke 4N235 Wildrose Road St. Charles, IL 60174	-0-	-0-	279,710(14)	2.1%
All officers and directors as a group (3 persons)	1,015,000	50.8%	11,184,856(5)(9)	88.2%
_______________
(1)
Where persons listed on this table have the right to obtain additional shares of Common Stock through the conversion of convertible securities within 60 days from January 24, 2008, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Conversion of the Convertible Notes cannot occur since all of the authorized stock in the Company is issued and outstanding.  Thus, the percentages under the heading “Percent of Shares Outstanding for the Special Meeting” is based on 2,000,000 shares of Common Stock outstanding as of January 24, 2008 and does not include any conversion of the Convertible Notes.

(2)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)
Conversion of the Convertible Notes cannot occur since all of the authorized Common Stock is issued and outstanding.  The percentages under the heading “Percent beneficially owned after Amendment to Articles of Incorporation” is based on the conversion all outstanding Convertible Notes, including accrued interest owing as of December 31, 2007, into Common Stock at the conversion price of $0.10 per share of Common Stock.  There would be 13,305,800 shares of common stock issued and outstanding assuming the conversion of all Convertible Notes into common stock of the Company, to reflect the sum of 2,000,000 shares of common stock outstanding December 31, 2007 and 11,305,800 shares issued upon conversion.

(4)
Mr. Dunlap is a beneficiary of the estate of Bertha Marie Dunlap, but he is not the executor of the estate.  Bertha Marie Dunlap’s estate is the holder of a Convertible Note that is convertible into 461,520 shares of Common Stock at $0.10 per share.  Mr. Dunlap disclaims beneficial ownership of the shares issuable to Ms. Dunlap’s estate.

(5)	Includes 9,462,950 shares issuable upon conversion of Convertible Notes at $0.10 per share.
(6)	Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice M. Atkins are general partners of AMI Associates.
(7)
Affiliated Mining, Inc (“Affiliated Mining”) is a private company owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice M. Atkins.  Jeffrey L. Lee, Steven R. Lee and Claudette K. Lee are officers and directors of Affiliated Mining.

(8)	Includes 1,002,860 shares issuable upon conversion of Convertible Notes at $0.10 per share.
(9)
Includes 507,500 shares held by AMI Associates, 279,710 shares issuable upon conversion of a Convertible Note held by the Lee Family Partnership, and 1,002,860 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(10)
Includes 49,380 shares issuable upon conversion of a Convertible Note at $0.10 per share, 507,500 shares held by AMI Associates, 279,710 shares issuable upon conversion of a Convertible Note at $0.10 per share held by the Lee Family Partnership, 1,002,860 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(11)
Includes 49,380 shares issuable upon conversion of a Convertible Note at $0.10 per share, 507,500 shares held by AMI Associates, 279,710 shares issuable upon conversion of a Convertible Note held by the Lee Family Partnership, and 1,002,860 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(12)	Includes 461,520 shares issuable upon conversion of a Convertible Note at $0.10 per share.
(13)	The Lee Family Partnership is owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, Janice M. Atkins, and Candace K. Thoke.
(14)	Includes 279,710 shares issuable upon conversion of a Convertible Note at $0.10 per share held by the Lee Family Partnership.

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

Item 12.                                Certain Relationships and Related Transactions, and Director Independence.

Loans Made by Shareholders/Affiliates.

From 1987 through December 31, 2007, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued the Convertible Notes.  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors.  The conversion price shall not be more than $0.10 per share.

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

The following table sets forth the amount of Convertible Notes, including accrued interest, payable to each related party as of December 31 of the following years:

Convertible Note Holder	2007	2006	2005	2004	2003	2002
Robert W. Dunlap	$946,295	$677,881	$621,178	$562,587	$459,391	$416,148
Affiliated Mining, Inc.	100,286	89,541	79,947	71,382	63,734	56,905
Estate of Bertha Dunlap	46,152	41,207	36,792	32,850	29,330	26,188
Lee Family Partnership	27,971	24,974	22,298	19,909	17,776	15,871
Douglas K Lee	4,938	4,409	3,937	3,515	3,138	2,802
Janice Atkins	4,938	4,409	3,937	3,515	3,138	2,802
Total	$1,130,580	$842,421	$768,089	$693,758	$576,507	$520,716

The Convertible Notes were reissued on January 1, 2002, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.

The January 1, 2007 reissued Convertible Notes included additions to principal based upon cash advances made, unreimbursed expenses paid, and fees earned for services rendered by Robert W. Dunlap during the interim periods.  Robert W. Dunlap’s January 1, 2007 reissued Convertible Notes included additions of $66,000 for cash advances made, $21,456 for unreimbursed expenses paid, and $41,111 for fees earned.  Robert W. Dunlap’s January 1, 2007 reissued Convertible Notes representing accrued interest included additions of $33,197, representing interest accrued at the rate of 12% per annum on the cash advances, unreimbursed expenses, and fees earned during the interim periods.

The January 1, 2007 reissued Convertible Notes were due on December 31, 2007 and we are currently past due on the Convertible Notes.  Since we are past due on the Convertible Notes, by their terms, we are liable for the costs of collection of the Convertible Notes, not to exceed 15% of the unpaid balance of the notes.  Given our history with the Convertible Noteholders, we believe that we will be able to resolve any issue regarding the past due status of the notes by working with the noteholders and or paying the balance due on the notes.

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

Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.  We are currently past due on the January 11, 2007 promissory note.  Since we are past due, the interest rate on the note has changed to the prime rate, as reported in the Wall Street Journal, plus six percent (6%).  As of February 13, 2008, the prime rate reported in the Wall Street Journal was six percent (6%), meaning the interest rate on the past due note is twelve percent (12%).  Under the terms of the past due note, Mr. Dunlap has the option to increase the interest rate to a higher rate of his choosing; however, he has not elected to change the default rate applicable to the January 11, 2007 promissory note.

Also, under the Loan Agreement, Mr. Dunlap advanced us $15,000 on May 2, 2007, $30,000 on July 18, 2007, and $70,000 on November 9, 2007, all of which is due upon demand.  We issued promissory notes on May 2, 2007, July 18, 2007, and November 9, 2007 in those amounts.  These notes are not in default because no demand for payment has been made.

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

Item 13.                                Exhibits.

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (3)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (3)

Regulation S-B Number	Exhibit
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (3)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (3)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (3)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (3)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (3)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (4)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (4)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (4)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (4)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (4)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (4)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (4)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (4)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (4)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (4)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (4)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (4)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (4)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (4)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (4)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (4)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (4)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (4)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (4)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007
16.1	Letter from Miller and McCollom (5)
21	Subsidiaries of Registrant (3)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
(1)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(4)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(5)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated October 19, 2006, filed October 20, 2006, file number 000-16736.

Item 14.	Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountant Ehrhardt Keefe Stiener & Hottman PC are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2007	$23,000	-	-	-
2006	$63,290 (1)	-	-	-
_________________
(1)	Represents cumulative fees billed in 2006 and 2007 of $27,690 and $35,600, respectively, related to the audit of our financial statements for fiscal years 2006, 2005, 2004 and 2003.

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.  There were no other fees, other than those described above.

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

PARK-PREMIER MINING COMPANY

Dated: February 19, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Dunlap	President, and Director (Principal Executive, Financial, and Accounting Officer)	February 19, 2008
Robert W. Dunlap

/s/ Jeffrey L. Lee	Vice President and Director	February 19, 2008
Jeffrey L. Lee

Secretary, Treasurer and Director
Steven R. Lee

FINANCIAL STATEMENTS

AND

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

PARK-PREMIER MINING COMPANY

December 31, 2007 and 2006

PARK-PREMIER MINING COMPANY

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Erhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

February 19, 2008
Denver, Colorado

PARK-PREMIER MINING COMPANY

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$4,071	$127
Other current assets	486	464
Total current assets	4,557	591

Land and mining claims	160,307	160,307

Total assets	$164,864	$160,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$91,704	$51,939
Accounts payable – officer	20,997	128,567
Accrued interest – related parties	128,656	261,452
Notes payable - officer	145,000	—
Convertible notes payable – related parties	1,009,446	619,427
Total current liabilities	1,395,803	1,061,385

Conversion liability – related parties	7,430,299	7,360,291

Total liabilities	8,826,102	8,421,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.25, 2,000,000 shares
authorized, issued and outstanding	500,000	500,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	505,656	505,656
Accumulated deficit	(9,520,644)	(9,120,184)
	(8,661,238)	(8,260,778)

Total liabilities and stockholders’ deficit	$164,864	$160,898

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

EXPENSES
General and administrative	$22,743	$31,247
Professional fees	172,536	72,736
Property tax expense	6,517	7,486

Loss from operations	(201,796)	(111,469)

OTHER INCOME (EXPENSE)
Interest expense	(128,656)	(99,699)
Change in fair value of conversion liability	(70,008)	(3,552,823)

Net loss before income taxes	(400,460)	(3,763,991)

Provision for income taxes	—	—

Net loss	$(400,460)	$(3,763,991)

Net loss per share	$(0.20)	$(1.88)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2005	2,000,000	500,000	(146,250)	505,656	(5,356,193)	(4,496,787)

Net loss	—	—	—	—	(3,763,991)	(3,763,991)

Balance, December 31, 2006	2,000,000	500,000	(146,250)	505,656	(9,120,184)	(8,260,778)

Net loss	—	—	—	—	(400,460)	(400,460)

Balance, December 31, 2007	2,000,000	$500,000	$(146,250)	$505,656	$(9,520,644)	$(8,661,238)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(400,460)	$(3,763,991)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Change in value of conversion liability	70,008	3,552,823
Changes in operating assets and liabilities:
Accounts payable	39,765	33,514
Accrued interest – related parties	128,656	99,699
Accounts payable – officer	20,997	78,921
Other current assets	(22)	(29)
Total adjustments	259,404	3,764,928
Net cash (used in) provided by operating activities	(141,056)	937

Cash flows from investing activities:
Investment in land and mining claims	—	(9,000)
Net cash used in investing activities	—	(9,000)

Cash flows from financing activities:
Proceeds from note payable - officer	145,000	—
Net cash provided by financing activities	145,000	—

Net increase (decrease) in cash	3,944	(8,063)

Cash, beginning of year	127	8,190

Cash, end of year	$4,071	$127

Supplemental disclosure of noncash financing activities:
The Company converted accounts payable – officer and accrued interest – related parties, totaling $390,019, into convertible notes payable – related parties on January 1, 2007.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $776,636 and $652,646 to the Company at December 31, 2007 and 2006.

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

Among the more sensitive estimates reflected in the accompanying financial statements is the Company’s valuation of their common stock, which impacts the fair value of their conversion liability.  Such valuation involves a high degree of judgment and uncertainty.  While management believes the estimates of fair value are reasonable, future sales of equity interests in the Company could provide evidence that the estimated fair values should be reassessed and possibly revised.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2007 or 2006, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by 2,000,000 weighted average number of common shares outstanding during the years ended December 31, 2007 and 2006, respectively.  As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock (approximately 11,305,800 and

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

8,424,210 shares at December 31, 2007 and 2006, respectively) upon an increase in the Company’s authorized stock (all authorized stock of the Company is currently outstanding).  These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short-term maturity.

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2007 and 2006, respectively.

Fair Value of Conversion Liability - Related Parties

The Company accounts for convertible debt issued in connection with financing activities in accordance with SFAS No.  133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  EITF 00-19 provides that derivatives should be classified as either equity or a liability.  If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statements of operations.  The Company has determined that the embedded conversion option associated with the related party convertible notes payable qualifies as a liability under EITF 00-19 and is subject to bifurcation from the host, as an insufficient number of authorized shares exist to settle any conversion of such notes.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.  157, Fair Value Measurements, which establishes a fair value hierarchy to measure assts and liabilities, and expands disclosures about fair value measurements.  SFAS No.  157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Company’s financial statements.

In February 2007, the FASB issued SFAS No.  159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No.  115 (SFAS 159) which allows an entity to choose to measure certain financial instruments and liabilities at fair

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No.  157.  The Company is currently evaluating whether to adopt SFAS 159 and, if adopted, the impact of such adoption.

In December 2007, the FASB issued SFAS No.  141 (revised 2007), Business Combinations (SFAS 141R), which replaces FASB Statement No.  141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and a establishes that acquisition costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of the FASB issued Interpretation No.  48 (FIN 48), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.  109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  There was no financial statement impact to the Company as a result of the adoption.

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

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder of the Company and an Officer of the Company have loaned the Company funds for working capital.  As discussed in Note 4, the Company has convertible notes payable in the amount of $1,009,446 that were rewritten on January 1, 2007, and become due December 31, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its properties.

As of December 31, 2007, the outstanding principal of the convertible notes payable and related accrued interest are past due.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock.  The mines and mining claims acquired in 1928 were recorded on the Company’s books at the par value of the shares issued less a discount on the common stock.  The Company’s shares are assessable and there are no unpaid assessments at December 31, 2007.

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004, and 2007, and are due December 31, 2007.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $1,009,446 and $619,427 at December 31, 2007 and 2006, respectively.

The Company has entered into a transaction that values substantially all of the Company’s assets: its real estate.  The Company utilized information that it obtained in its current negotiations as to the fair market value of its real estate and then, using this value, considered all other financial aspects of the Company, such as its liabilities and commitments, to determine the current fair value of the Company and thus the Company’s common stock.  The Company then undertook a historical study of the changes that occurred over the past six years as best as it could determine the events that caused the increase in the value of the Company’s real estate.  Thus, the Company was able to determine the fair value of its common stock on a year-by-year basis.

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006, the outstanding debt and accrued interest totaling $1,130,580 and $842,421, respectively, could be converted into 11,305,800 and 8,424,210 shares of common stock, respectively, resulting in 13,305,800 and 10,424,210 total shares of common stock outstanding, respectively.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19, because the Company does not have the sufficient amount of authorized stock to satisfy the conversion.  The Company has recorded a conversion (derivative) liability estimated at fair value using the Black-Scholes option pricing model.  At the end of each reporting period, this conversion liability is fair valued to reflect changes in stock price as calculated above, as well as in the number of shares that the debt can be converted into.  The change in the estimated fair value of the conversion liability at the end of each reporting period has been recognized as a component of other income (expense).  The estimated fair value of the conversion liability was $7,430,299 and $7,360,291 at December 31, 2007 and 2006, respectively.

The estimated fair value of the conversion liability was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.81% and 5.00% at December 31, 2007 and 2006, respectively; remaining contractual term of three months to three years; volatility of 67%; and, an estimated fair value of the underlying stock of $.76 and $.97 per share at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the outstanding principal of the convertible notes payable and related accrued interest are past due.

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

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

Note 6 – Related Party Transactions

Funding of Expenditures

The Company has not generated revenue from sales for many years.  The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company.  At December 31, 2007 and 2006, amounts due from the Company to Robert W. Dunlap were $1,129,814 and $760,802, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.  On January 1, 2007, the related party convertible notes payable were modified and reissued, extending the maturity date to December 31, 2007.

Additionally in 2007, the Company issued a promissory note in the amount of $30,000 to Mr. Dunlap that calls for payment of both principal and interest upon maturity at December 31, 2007.  As of December 31, 2007, the outstanding principal and accrued interest on the $30,000 promissory note is past due.  The past due note accrues interest at a rate of prime (6% at February 13, 2008) plus 6%, or 12%.  Also, Mr. Dunlap made three additional advances to the Company during 2007 totaling $115,000, for which the Company issued promissory notes that are due upon demand.  These additional advances are not considered past due, as no demand for payment has been made.

Note 7 – Income Taxes

Deferred tax assets on our balance sheet primarily include Federal net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

In assessing the recoverability of deferred tax assets, the Company considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

At December 31, 2007 and 2006, the Company had NOLs of approximately $915,000 and $513,000, respectively, available to offset future taxable income.  The Company’s Federal NOLs, if unused, begin to expire from 2012 to 2027.

The Company has approximately $393,000 and $325,000 of deferred tax assets as of December 31, 2007 and 2006, respectively, relating primarily to net operating loss carryforwards.  SFAS 109 requires the future utilization to be recorded as a deferred tax asset if management believes if

PARK-PREMIER MINING COMPANY

Notes to Consolidated Financial Statements

it is more likely than not that we will generate future taxable income.  The Company periodically assesses the realizability of our available NOLs to determine whether we believe we will generate enough future taxable income to utilize some portion or all of the available NOLs.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management could not conclude that realization of its deferred tax assets at December 31, 2007 and 2006 was more likely than not, and therefore recorded a valuation allowance to reduce the net deferred tax assets to zero.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31:
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$311,229	$174,400
Related party payable and accrued interest	50,875	132,606
Other temporary differences	31,015	17,501
	$393,119	$324,508

Net deferred tax asset before valuation allowance	$393,119	$324,508
Valuation allowance	(393,119)	(324,508)
Net deferred tax asset	$—	$—

Note 8 – Land and Mining Claims

Land and mining claims are stated at cost as of December 31, 2007 and 2006.

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

The Company entered into two letter agreements in February 2007, pertaining to the sale and development of its property.  The Company will also share in the potential future appreciation of portions of the property.  It is anticipated that the property sale transactions will close in the first quarter of 2008.