Form 10QSB
period 2008-03-31
PARK PREMIER MINING CO
filed 2008-05-20
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,998,800 shares as of May 13, 2008

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,584	$4,071
Other current assets	331	486
Total current assets	5,915	4,557

Land and mining claims	160,307	160,307

Total assets	$166,222	$164,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$108,129	$91,704
Accounts payable – officer	31,221	20,997
Accrued interest – related parties	168,592	128,656
Note payable – officer	175,000	145,000
Convertible notes payable – related parties	1,009,446	1,009,446
Total current liabilities	1,492,388	1,395,803

Conversion liability – related parties	—	7,430,299

Total liabilities	1,492,388	8,826,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01, 50,000,000 shares
authorized, 2,000,000 shares issued and outstanding	20,000	20,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	8,382,567	985,656
Accumulated deficit	(9,582,483)	(9,520,644)
	(1,326,166)	(8,661,238)

Total liabilities and stockholders’ deficit	$166,222	$164,864

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

EXPENSES
General and administrative	$11,670	$7,644
Professional fees	42,241	47,376
Property tax expense	1,380	1,535

Loss from operations	(55,291)	(56,555)

OTHER INCOME (EXPENSE)
Interest expense	(39,936)	(31,156)
Change in value of conversion liability	33,388	(189,968)

Net loss before income taxes	(61,839)	(277,679)

Provision for income taxes	—	—

Net loss	$(61,839)	$(277,679)

Net loss per share	$(.03)	$(.14)

Weighted average shares outstanding	2,000,000	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income(loss)	$(61,839)	$(277,679)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in value of conversion liability	(33,388)	189,968
Changes in operating assets and liabilities:
Accounts payable	16,425	24,613
Accrued interest – related parties	39,936	31,156
Accounts payable – officer	10,224	7,046
Other current assets	155	155
Total adjustments	(33,352)	252,938
Net cash used by operating activities	(28,487)	(24,741)

Cash flows from investing activities:
Investment in land and mining claims	—	—
Net cash used by investing activities	—	—

Cash flows from financing activities:
Proceeds from note payable – officer	30,000	30,000
Net cash provided by financing activities	30,000	30,000

Net increase (decrease) in cash and cash equivalents	1,513	5,259

Cash and cash equivalents, beginning of period	4,071	127

Cash and cash equivalents, end of period	$5,584	$5,386

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

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $809,921 and $776,636 to the Company at March 31, 2008 and December 31, 2007, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary.  In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133.  Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the potential impact, if any, of SFAS No. 161 on its financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a fair value hierarchy to measure assts and liabilities, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company is currently assessing the impact, if any, of SFAS 157 on its financial statements, which will become effective in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the noncontrolling interest, and (iii) enhanced disclosure of activity related to noncontrolling interests.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact, if any, of SFAS 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and a establishes that acquisition costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115” (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  The Company adopted SFAS 159 on January 1, 2008.  As of March 31, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Other

The Company has no advertising expenses.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder to the Company and an officer of the Company have loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $1,009,446, which were rewritten on January 1, 2007, and were due on December 31, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2008, the outstanding principal of the convertible notes payable and related accrued interest are past due.

Note 3 – Convertible Notes Payable – Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and were due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $1,009,446 at March 31, 2008 and December 31, 2007, respectively.

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

On February 20, 2008, the Company amended its articles of incorporation increasing the authorized shares of common stock from 2,000,000 shares, $.25 par value per share, to 50,000,000 shares, $.01 par value per share, pursuant to a resolution passed by the Company’s shareholders.

Prior to the increase of authorized shares on February 20, 2008, it was assumed that the Company would be required to net-cash settle the conversion in accordance with EITF 00-19.  Pursuant EITF 00-19, the Company recorded a liability equal to the estimated fair value of the shares that would be required to convert all of the outstanding convertible debt and accrued interest, since the Company did not have a sufficient number of authorized stock available to satisfy the conversion of the debt and since the debt agreements required the Company to physically settle the conversions only by delivering shares.  The Company recorded the change in the estimated fair value of the conversion liability at the end of each reporting period as a component of other income (expense) in accordance with EITF 00-19.  As of February 20, 2008, the Company has a sufficient number of authorized shares of common stock to satisfy the conversion of the convertible debt.  The fair value of the conversion liability was $7,369,911 at February 20, 2008, resulting in a gain on the change in the value of the conversion liability of $33,388 during the period.  The balance of the value ascribed to the conversion liability of $7,369,911 was reclassified to equity in accordance with EITF 06-7.

At March 31, 2008 and December 31, 2007, the outstanding convertible debt and accrued interest totaling $1,160,863 and $1,130,580, respectively, could be converted into 11,608,630 and 11,305,800 shares of common stock, respectively, resulting in 13,608,630 and 13,305,800 total shares of common stock outstanding, respectively.

The estimated fair value of the conversion liability, prior to its elimination, was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.22% at March 31, 2008 and 4.81% at December 31, 2007; remaining contractual term of three months; volatility of 67%; and an estimated fair value of the underlying stock of $0.74 per share at March 31, 2008 and $0.76 per share at December 31, 2007.  The discount rate was determined by the bond equivalent yield.

As of March 31, 2008, the outstanding principal of the convertible notes payable and related accrued interest are past due.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Capital Stock

On February 20, 2008, the Company amended its articles of incorporation increasing the authorized shares of common stock from 2,000,000 shares, $.25 par value per share, to 50,000,000 shares, $.01 par value per share.  As a result, the Company adjusted the balance of common stock and additional paid-in capital by the change in par value of the outstanding common stock, or $480,000.  All share and per share amounts, as well as common stock and additional paid-in capital, have been retroactively restated to reflect this change.

Note 5 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  As such, the value of the Company’s remaining land holdings is stated at cost on the Company’s financial statements.

On October 31, 2007, the Company was named as a defendant in the civil litigation named Terry B. Brodkin v. Tuhaye Golf, LLC, et. al. filed in the District Court of Wasatch County, Utah.  In the lawsuit, the plaintiff seeks to establish access rights to his landlocked property.  The plaintiff also seeks damages in the amount of $5.5 million due to an alleged lost sale of his property caused by being landlocked.  The Company has evaluated the position of the plaintiff’s land relative to the Company’s land and believes that any access rights that may be granted to the plaintiff will not cross the Company’s land.  Furthermore, the Company has assessed the probability of financial loss from this claim as remote.  The ultimate outcome of this litigation cannot presently be determined and, accordingly, the financial statements have not been adjusted to allow for a potential loss from the claim.  The Company intends to vigorously contest the claim.

The Company entered into two letter agreements in February 2007, pertaining to the sale and development of its property.  The Company will also share in the potential future appreciation of portions of the property.  The purchaser has not performed according to the contractual terms and conditions of the two letter agreements; therefore, the sale of the Company’s property has not closed.  The Company is evaluating its options and continuing to negotiate with the purchaser to determine if it will be possible to close the transactions on terms acceptable to the Company.

Note 6 – Subsequent Events

On April 21, 2008, the Company completed its purchase of 1,200 shares of common stock pursuant to one shareholder’s valid exercise of dissenters’ rights.  The 1,200 purchased shares have been cancelled and returned to authorized and unissued common stock.

Item 2.          Management’s Discussion and Analysis or Plan of Operations

History and Overview

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of March 31, 2008, the principal and accrued interest owing under the Park-Cummings Note was $809,921.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Sale of Property.  We entered into two letter agreements (described in detail below) to sell approximately 333 acres of land in Wasatch County, Utah.  On February 20, 2008, we satisfied all conditions to closing the sale of our property, when our shareholders approved the property sale at a special meeting of shareholders.  On March 12, 2008, we executed amendments to the letter agreements to extend the closing date of the Property Sale (defined below) to April 29, 2008.  As of April 29, 2008, Talisker (defined below) had not satisfied its obligations under the letter agreements.  We are evaluating our options and continuing to work with Talisker to come to a compromise that would allow us to close the property sale on terms that honor the original intent of the letter agreements.

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

The Company agreed to be responsible for the title insurance premium for an Owner’s Policy of Title Insurance in the full amount of the purchase price.  Each party shall be responsible for one half of the Closing costs, with items such as property taxes to be pro-rated as of the Closing.  The Company and Talisker have also agreed to cooperate in effectuating a tax-deferred exchange in accordance with Internal Revenue Code Section 1031 relative to the Property Sale upon the request of the other.

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

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  We obtained shareholder approval on February 20, 2008 and hope to close the Property Sale by the end of fiscal 2008.  See “Sale of Property” above.

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

Liquidity

Operating activities used $28,487 and $24,741 of cash during the three months ended March 31, 2008 and 2007, respectively.  Financing activities provided $30,000 and $30,000 of cash during the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, we had a working capital deficit of $1,423,473, compared with a working capital deficit of $1,391,246 at December 31, 2007.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At March 31, 2008, we had total assets of $166,222 compared to total assets of $164,864 at December 31, 2007.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  We rely entirely upon loans to pay operating expenses.

We had net losses of $61,839 and $277,679 during the three-month periods ended March 31, 2008 and 2007, respectively.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our proxy information and annual report and the accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

We have Convertible Notes outstanding with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  We recognized $39,936 of interest expense related to our Convertible Notes and other outstanding debts.

Prior to February 20, 2008, we accounted for the embedded beneficial conversion of the Convertible Notes as a derivative instrument requiring liability classification as required by EITF 00-19.  Upon increasing our authorized common stock to 50,000,000 shares pursuant to the shareholder action at the special meeting, our previously recognized liability for the settlement of the conversion feature of the debt in the amount of $7,369,911 was reclassified to equity in accordance with EITF 06-7.

Note 2 of the unaudited financial statements accompanying this report states that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

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

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2008.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

On February 20, 2008, we held a special meeting of the stockholders to (i) amend the articles of incorporation to increase the authorized shares of common stock from 2,000,000 to 50,000,000 and decrease the par value of the common stock from $0.25 to $0.01 per share; and (ii) approve the sale of all of our land, consisting of approximately 333 acres located in Wasatch County, Utah, pursuant to the terms of the Project “A” and “C” Letter Agreements.  A majority of the stockholders entitled to vote at the special meeting was represented at the special meeting by proxy or in person.

The following table shows the number of votes cast for, against, abstentions, and the number of broker non-votes on each matter:

	For	Against	Abstain	Broker Non-Votes
Increase authorized common stock and reduce par value	1,017,775	13,443	2,500	-
Approve the sale of the land	1,029,002	2,216	2,500	-

Item 5.                      Other Information

On April 21, 2008, we completed the purchase of 1,200 shares of common stock pursuant to one shareholder’s valid exercise of dissenters’ rights.  The 1,200 purchased shares have been cancelled and returned to authorized and unissued common stock.

Item 6.                      Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation for Utah Profit Corporations (3)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (4)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (4)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (4)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (4)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (4)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (4)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (4)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (5)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (5)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (5)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (5)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (5)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (5)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (5)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (5)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (5)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (5)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (5)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (5)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (5)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (5)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (5)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (5)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (5)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (5)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (5)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (6)
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (6)

Regulation S-B Number	Exhibit
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (6)
10.30	Amendment No. 1 to Letter-Form Agreement (Project “A”) (7)
10.31	Amendment No. 1 to Letter-Form Agreement (Project “B”) (7)
10.32	Amendment No. 1 to Letter-Form Agreement (Project “C”) (7)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated and filed on February 20, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 12, 2008, and filed on March 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: May 19, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President (principal executive and financial officer)