Form 10KSB/A
period 2007-12-31
PARK PREMIER MINING CO
filed 2008-08-14
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
Amendment 1 to the

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.01 par value

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
1,998,800 shares as of July 21, 2008

Transitional Small Business Disclosure Format (check one):  Yes 9    No :

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 19, 2008 (the “Original Filing”) by Park-Premier Mining Company, is being filed for the sole purpose of reissuing the certification filed as Exhibit 31.1 of the Original Filing pursuant to Rule 13a-14(a) under the Securities Exchange Act.  Except for the amendment to Exhibit 31.1, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III

Item 13.                Exhibits.

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (3)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (3)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (3)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (3)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (3)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (3)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (3)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (4)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (4)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (4)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (4)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (4)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (4)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (4)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (4)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (4)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (4)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (4)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (4)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (4)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (4)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (4)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (4)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (4)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (4)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (4)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (6)
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (6)
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (6)
16.1	Letter from Miller and McCollom (5)
21	Subsidiaries of Registrant (3)
31.1	Rule 13a-14(a) Certification

Regulation S-B Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
________________
(1)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(4)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(5)	Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated October 19, 2006, filed October 20, 2006, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: August 12, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Dunlap	President, and Director (Principal Executive, Financial, and Accounting Officer)	August 12, 2008
Robert W. Dunlap

/s/ Jeffrey L. Lee	Vice President and Director	August 14, 2008
Jeffrey L. Lee

Secretary, Treasurer and Director
Steven R. Lee