Form 10QSB/A
period 2008-03-31
PARK PREMIER MINING CO
filed 2008-08-14
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1 to the
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,998,800 shares as of July 21, 2008

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2008 filed with the Securities and Exchange Commission on May 20, 2008 (the “Original Filing”) by Park-Premier Mining Company, is being filed for the sole purpose of reissuing the certification filed as Exhibit 31.1 of the Original Filing pursuant to Rule 13a-14(a) under the Securities Exchange Act.  Except for the amendment to Exhibit 31.1, this Amendment No. 1 does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART II.    OTHER INFORMATION

Item 6.       Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation for Utah Profit Corporations (3)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (4)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (4)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (4)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (4)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (4)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (4)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (4)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (5)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (5)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (5)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (5)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (5)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (5)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (5)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (5)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (5)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (5)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (5)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (5)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (5)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (5)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (5)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (5)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (5)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (5)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (5)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (6)
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (6)
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (6)
10.30	Amendment No. 1 to Letter-Form Agreement (Project “A”) (7)
10.31	Amendment No. 1 to Letter-Form Agreement (Project “B”) (7)

Regulation S-B Number	Exhibit
10.32	Amendment No. 1 to Letter-Form Agreement (Project “C”) (7)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
______________
(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated and filed on February 20, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 12, 2008, and filed on March 14, 2008.
(8)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-QSB for the three months ended March 31, 2008, file number 000-16736.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: August 12, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President (principal executive and financial officer)