Form 10-Q
period 2008-06-30
PARK PREMIER MINING CO
filed 2008-08-19
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

000-16736
(Commission file number)

PARK-PREMIER MINING COMPANY
(Exact name of registrant as specified in its charter)

Utah	87-6116557
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

32391 Horseshoe Drive, Evergreen, Colorado 80439
(Address of principal executive offices) (Zip Code)

(303) 670-3885
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,998,800 shares as of August 11, 2008

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$37,662	$4,071
Other current assets	177	486
Total current assets	37,839	4,557

Land and mining claims	160,307	160,307

Total assets	$198,146	$164,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$108,757	$91,704
Accounts payable – officer	35,965	20,997
Accrued interest – related party	210,407	128,656
Note payable – officer	285,000	145,000
Convertible notes payable – related parties	1,009,446	1,009,446
Total current liabilities	1,649,575	1,395,803

Conversion liability – related parties	—	7,430,299

Total liabilities	1,649,575	8,826,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01, 50,000,000 shares authorized, 1,998,800 issued and outstanding	19,988	20,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	8,380,851	985,656
Accumulated deficit	(9,706,018)	(9,520,644)
	(1,451,429)	(8,661,238)

Total liabilities and stockholders’ deficit	$198,146	$164,864

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007

EXPENSES
General and administrative	$62,542	$4,421
Professional fees	17,798	18,651
Property tax expense	1,380	1,535

Loss from operations	(81,720)	(24,607)

OTHER INCOME (EXPENSE)
Interest expense	(41,815)	(31,156)
Change in value of conversion liability	—	37,593

Net loss before income taxes	(123,535)	(18,170)

Provision for income taxes	—	—

Net loss	$(123,535)	$(18,170)

Net loss per share	$(.06)	$(.01)

Weighted average shares outstanding	1,999,080	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2008	2007

EXPENSES
General and administrative	$74,212	$12,065
Professional fees	60,039	66,027
Property tax expense	2,760	3,070

Loss from operations	(137,011)	(81,162)

OTHER INCOME (EXPENSE)
Interest expense	(81,751)	(62,312)
Change in value of conversion liability	33,388	(152,375)

Net loss before income taxes	(185,374)	(295,849)

Provision for income taxes	—	—

Net loss	$(185,374)	$(295,849)

Net loss per share	$(.09)	$(.15)

Weighted average shares outstanding	1,999,540	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(185,374)	$(295,849)
Adjustments to reconcile net loss to net cash (used) provided byoperating activities:
Change in value of conversion liability	(33,388)	152,375
Change in operating assets and liabilities:
Accounts payable	17,053	29,275
Accrued interest – related parties	81,751	62,313
Accounts payable – officer	14,968	26,083
Other current assets	309	309
Total adjustments	80,693	270,355
Net cash (used) provided by operating activities	(104,681)	(25,494)

Cash flows from investing activities:
Investment in land, mining claims and water rights	—	—
Net cash used by investing activities	—	—

Cash flows from (used by) financing activities:
Proceeds from note payable – officer	140,000	30,000
Purchase of company’s stock	(1,728)	—
Net cash provided by financing activities	138,272	30,000

Net increase (decrease) in cash and cash equivalents	33,591	4,506

Cash and cash equivalents, beginning of period	4,071	127

Cash and cash equivalents, end of period	$37,662	$4,633

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

Interim Financial Information

The accompanying consolidated financial statements included herein have been prepared by Park-Premier Mining Company (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Park-Premier Mining Company later in the year.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  In management’s opinion all adjustments necessary for the fair presentation of the Company’s financial statements are reflected in the interim periods included.

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $837,124 and $776,636 to the Company at June 30, 2008 and December 31, 2007, respectively.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company is currently assessing the impact, if any, of SFAS 157 on its financial statements, which will become effective in the first quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115” (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  The Company adopted SFAS 159 on January 1, 2008.  As of June 30, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Other

The Company has no advertising expenses.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder and an officer of the Company has loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $1,009,446, which were rewritten on January 1, 2007, and were due on December 31, 2007.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2008, the outstanding principal of the convertible notes payable and related accrued interest are past due.

Note 3 – Convertible Notes Payable – Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share. All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007, and were due December 31, 2007. The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%. Convertible notes payable are to four individuals and two entities and total $1,009,446 at June 30, 2008 and December 31, 2007, respectively.

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

Prior to the increase of authorized shares on February 20, 2008, it was assumed that the Company would be required to net-cash settle the conversion in accordance with EITF 00-19.  Pursuant EITF 00-19, the Company recorded a liability equal to the estimated fair value of the shares that would be required to convert all of the outstanding convertible debt and accrued interest, since the Company did not have a sufficient number of authorized stock available to satisfy the conversion of the debt and since the debt agreements required the Company to physically settle the conversions only by delivering shares.  The Company recorded the change in the estimated fair value of the conversion liability at the end of each reporting period as a component of other income (expense) in accordance with EITF 00-19.  As of February 20, 2008, the Company has a sufficient number of authorized shares of common stock to satisfy the conversion of the convertible debt.  The fair value of the conversion liability was $7,369,911 at February 20, 2008, resulting in a gain on the change in the value of the conversion liability of $33,388 during the first quarter of 2008.  The balance of the value ascribed to the conversion liability of $7,369,911 was reclassified to equity in accordance with EITF 06-7.

At June 30, 2008 and December 31, 2007, the outstanding convertible debt and accrued interest totaling $1,191,146 and $1,130,580, respectively, could be converted into 11,911,460 and 11,305,800 shares of common stock, respectively, resulting in 13,910,260 and 13,305,800 total shares of common stock outstanding, respectively.

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

As of June 30, 2008, the outstanding principal of the convertible notes payable and related accrued interest are past due.

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

Note 6 – Subsequent Events

In August 2008, the Company issued amended and restated convertible notes payable – related parties with an effective date of January 1, 2008.  The amended convertible notes payable extend the due date of such notes to December 31, 2009.

Also, in August 2008, the Company issued an amended and restated note payable – officer with an effective date of January 1, 2008.  The amended note payable removes the maturity date of the note such that it is a demand note.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

History and Overview

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of June 30, 2008, the principal and accrued interest owing under the Park-Cummings Note was $837,124.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

The Company’s Board of Directors approved the Project “C” Letter Agreement on February 21, 2007.  The Company obtained shareholder approval on February 20, 2008, but has not closed the Property Sale pursuant to the Project “A” and Project “C” Letter Agreements.

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

Liquidity

Operating activities used $104,681 and $25,494 of cash during the six months ended June 30, 2008 and 2007, respectively.  Financing activities provided $138,272 and $30,000 of cash during the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, we had a working capital deficit of $1,611,736, compared with a working capital deficit of $1,391,246 at December 31, 2007.  $1,191,146 of the June 30, 2008 deficit is due to the principal and interest outstanding on the Convertible Notes payable to related parties.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At June 30, 2008, we had total assets of $198,146 compared to total assets of $164,864 at December 31, 2007.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  We rely entirely upon loans to pay operating expenses.

We had net losses of $123,535 and $185,374 during the three- and six-month periods ended June 30, 2008, respectively, and had net losses of $18,170 and $295,849 during the three- and six-month periods ended June 30, 2007, respectively.  The changes in our net loss are largely due to the increase in general and administrative fees and to changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our quarterly reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

We have Convertible Notes outstanding with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  We recognized $41,815 and $81,751 of interest expense related to our Convertible Notes and other outstanding debts during the three- and six-month periods ended June 30, 2008.  We recognized $31,156 and $62,312 of interest expense during the three- and six-month periods ended June 30, 2007.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

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

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2008.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Not Applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2008, we completed the purchase of 1,200 shares of common stock pursuant to one shareholder’s valid exercise of dissenters’ rights.  The 1,200 purchased shares have been cancelled and returned to authorized and unissued common stock.  The following table summarizes the information related to our purchase of the 1,200 shares.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Quarter ended 6/30/08	1,200	$1.44	—	—
Total

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation for Utah Profit Corporations (3)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (4)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (4)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (4)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (4)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (4)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (4)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (4)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (5)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (5)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (5)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (5)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (5)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (5)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (5)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (5)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (5)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (5)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (5)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (5)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (5)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (5)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (5)

Regulation S-B Number	Exhibit
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (5)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (5)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (5)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (5)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (6)
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (6)
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (6)
10.30	Amendment No. 1 to Letter-Form Agreement (Project “A”) (7)
10.31	Amendment No. 1 to Letter-Form Agreement (Project “B”) (7)
10.32	Amendment No. 1 to Letter-Form Agreement (Project “C”) (7)
10.33	First Amended and Restated Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2008
10.34	First Amended and Restated Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007
10.35	First Amended and Restated Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2008
10.36	First Amended and Restated Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2008
10.37	First Amended and Restated Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2008
10.38	First Amended and Restated Convertible Promissory Note issued to Janice Atkins dated January 1, 2008
10.39	First Amended and Restated Promissory Note issued to Robert W. Dunlap dated January 11, 2008
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated and filed on February 20, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 12, 2008, and filed on March 14, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: August 18, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President (principal executive and financial officer)