Form 10-Q
period 2008-09-30
PARK PREMIER MINING CO
filed 2008-11-14
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,998,800 shares as of November 4, 2008

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$26,249	$4,071
Other current assets	670	486
Total current assets	26,919	4,557

Land and mining claims	160,307	160,307

Total assets	$187,226	$164,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$114,077	$91,704
Accounts payable – officer	39,134	20,997
Note payable – officer	285,000	145,000
Total current liabilities	438,211	257,701

Accrued interest – related parties	253,326	128,656
Convertible notes payable – related parties	1,009,446	1,009,446
Conversion liability – related parties	—	7,430,299

Total liabilities	1,700,983	8,826,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01, 50,000,000 shares
authorized, 1,988,000 issued and outstanding	1,988	2,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	8,398,851	1,003,656
Accumulated deficit	(9,768,346)	(9,520,644)
	(1,513,757)	(8,661,238)

Total liabilities and stockholders’ deficit	$187,226	$164,864

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007

EXPENSES
General and administrative	$3,814	$5,714
Professional fees	14,216	49,180
Property tax expense	1,380	1,535

Loss from operations	(19,410)	(56,429)

OTHER INCOME (EXPENSE)
Interest expense	(42,918)	(31,566)
Change in value of conversion liability	—	40,002

Net loss before income taxes	(62,328)	(47,993)

Provision for income taxes	—	—

Net loss	$(62,328)	$(47,993)

Net loss per share	$(.03)	$(.02)

Weighted average shares outstanding	1,999,080	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

EXPENSES
General and administrative	$78,026	$17,779
Professional fees	74,255	115,207
Property tax expense	4,140	4,605

Loss from operations	(156,421)	(137,591)

OTHER INCOME (EXPENSE)
Interest expense	(124,669)	(93,878)
Change in value of conversion liability	33,388	(112,373)

Net loss before income taxes	(247,702)	(343,842)

Provision for income taxes	—	—

Net loss	$(247,702)	$(343,842)

Net loss per share	$(.12)	$(.17)

Weighted average shares outstanding	1,999,540	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(247,702)	$(343,842)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Change in value of conversion liability	(33,388)	112,373
Change in operating assets and liabilities:
Accounts payable	22,373	49,588
Accrued interest – related parties	124,670	93,878
Accounts payable – officer	18,137	31,456
Other current assets	(184)	(176)
Total adjustments	131,608	287,119
Net cash (used) provided by operating activities	(116,094)	(56,723)

Cash flows from (used by) financing activities:
Proceeds from note payable – officer	140,000	60,000
Purchase of company’s stock	(1,728)	—
Net cash provided by financing activities	138,272	60,000

Net increase (decrease) in cash and cash equivalents	22,178	3,277

Cash and cash equivalents, beginning of period	4,071	127

Cash and cash equivalents, end of period	$26,249	$3,404

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

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $863,189 and $776,636 to the Company at September 30, 2008 and December 31, 2007, respectively.

No minority interest is recorded because the subsidiary is indebted to the parent in an amount in excess of the net assets of the subsidiary.  In the event that the subsidiary realizes from sales of assets an amount in excess of the amount due the parent, a minority interest may exist.

Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (EITF 08-5”).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer should not include the effect of a third-party credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the potential impact, if any, of EITF 08-5 on its financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (EITF 08-4”).  EITF 08-4 provides transition guidance with respect to changes made to EITF 98-5, that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for fiscal years ending after December 15, 2008.  Early adoption is permitted.  The Company is currently assessing the potential impact, if any, of EITF 08-4 on its financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarified that all unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP EITF 03-6-1 is effective for the fiscal years beginning after December 31, 2008.  The Company does not believe this standard will materially impact its financial statements.  At this time, the Company does not have any such instruments.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 addresses how an entity should evaluate whether an instrument is indexed to its own stock.  EITF 07-5 is effective for periods beginning after December 15, 2008.  EITF 07-5 must be applied to outstanding instruments as of the beginning of the fiscal year in which the standard is adopted and should be treated as a cumulative effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company is currently assessing the potential impact, if any, of EITF 07-5 on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB No. 14 “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and will apply this standard on a retrospective basis.  The Company is evaluating the impact the adoption of FSP APB 14-1 will have on the Company’s financial position and results of operations.

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that this Statement will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The Company is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”).  SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities under FASB Statement No. 133.  Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and financial periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the potential impact, if any, of SFAS No. 161 on its financial statements.

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

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115” (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  The Company adopted SFAS 159 on January 1, 2008.  As of September 30, 2008, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Other

The Company has no advertising expenses.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder and an officer of the Company has loaned the Company funds for working capital.  Additionally, as discussed in Note 3, the Company has convertible notes payable in the amount of $1,009,446, which were rewritten in August 2008 with a January 1, 2008 effective date, and are due on December 31, 2009.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its remaining properties.

Note 3 – Convertible Notes Payable – Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except that the conversion price shall not be more than $.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007.  In August 2008, the notes were rewritten again with an effective date of January 1, 2008 and are due December 31, 2009.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $1,009,446 at September 30, 2008 and December 31, 2007, respectively.

The Company entered into a transaction that values substantially all of the Company’s assets: its real estate.  The Company utilized information that it obtained in its negotiations as to the fair market value of its real estate and then, using this value, considered all other financial aspects of the Company, such as its liabilities and commitments, to determine the current fair value of the Company and thus the Company’s common stock.  The Company then undertook a historical study of the changes that occurred over the past six years as best as it could determine the events that caused the increase in the value of the Company’s real estate.  Thus, the Company was able to determine the fair value of its common stock on a year-by-year basis.

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

At September 30, 2008 and December 31, 2007, the outstanding convertible debt and accrued interest totaling $1,221,430 and $1,130,580, respectively, could be converted into 12,214,300 and 11,305,800 shares of common stock, respectively, resulting in 14,213,100 and 13,304,600 total shares of common stock outstanding, respectively.

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

On October 31, 2007, the Company was named as a defendant in the civil litigation named Terry B. Brodkin v. Tuhaye Golf, LLC, et. al. filed in the District Court of Wasatch County, Utah.  In the lawsuit, the plaintiff seeks to establish access rights to his landlocked property.  The plaintiff also seeks damages in the amount of $5.5 million due to an alleged lost sale of his property caused by being landlocked.  The Company has evaluated the position of the plaintiff’s land relative to the Company’s land and believes that any access rights that may be granted to the plaintiff will not cross the Company’s land.  Furthermore, the Company has assessed the probability of financial loss from this claim as remote.  Recently, the District Court dismissed the easement by necessity and private condemnation claims of the plaintiff, leaving plaintiff's "third party beneficiary" claim as the primary claim in the action.  The ultimate outcome of this litigation cannot presently be determined and, accordingly, the financial statements have not been adjusted to allow for a potential loss from the claim.  The Company intends to vigorously contest the claim.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

History and Overview

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of September 30, 2008, the principal and accrued interest owing under the Park-Cummings Note was $863,189.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Convertible Notes.  From 1987 through August 2008, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued long-term convertible promissory notes (the “Convertible Notes”).  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.

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

In exchange for the Sale Property, Talisker agreed to (i) pay the Company cash in the amount of $3,250,000 at Closing and (ii) convey by special warranty deed to the Company unimproved, platted single family lots located in Talisker’s “Tuhaye” project in Wasatch County, Utah, (the “Tuhaye Lots”), with a targeted combined value of $3,750,000, within two years of Closing (the “Selection Period”).  The Selection Period may be extended an additional three years as to a certain portin of Tuhaye in the event that the Company has not selected all its Tuhaye Lots and Talisker has not recorded lot plats regarding that certain portion of Tuhaye.

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

The Company believes that it has a reasonable opportunity to profitably sell the Tuhaye Lots by virtue of these amenities and locations.

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

Results of Operations

General

Since approximately 1985, we have had essentially no operations.  As of the date of this report, we have no source of income.  We must rely entirely upon loans from a major stockholder and an officer of the Company to pay operating expenses.  Without such funding, we will not continue to exist.  There can be no assurance that further loans from the major stockholder and officer of the Company will continue in the future.

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  We obtained shareholder approval on February 20, 2008.  The Property Sale has not closed.  See “Sale of Property” above.

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

Liquidity

Operating activities used $116,094 and $56,723 of cash during the nine months ended September 30, 2008 and 2007, respectively.  Financing activities provided $138,272 and $60,000 of cash during the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, we had a working capital deficit of $411,292, compared with a working capital deficit of $1,391,246 at December 31, 2007.  The deficit is primarily due to the principal and interest outstanding on the notes payable to related parties.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We presently have no external sources of cash.

Assets

At September 30, 2008, we had total assets of $187,226 compared to total assets of $164,864 at December 31, 2007.  The majority of our assets are comprised of our Property, covering approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  We believe the value of our land is in excess of its carrying value for purposes of financial reporting as evidenced by the agreements described in “Sale of Property” above.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  We rely entirely upon loans to pay operating expenses.

We had net losses of $62,328 and $247,702 during the three- and nine-month periods ended September 30, 2008, respectively, and had net losses of $47,993 and $343,842 during the three- and nine-month periods ended September 30, 2007, respectively.  The changes in our net loss are largely due to the increase in general and administrative fees and interest expense and to changes in the value of conversion liability.  Our operating expenses were comprised primarily of professional fees (including legal and accounting) relating to the preparation of our quarterly reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

We have Convertible Notes outstanding with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  We recognized $42,918 and $124,669 of interest expense related to our Convertible Notes and other outstanding debts during the three- and nine-month periods ended September 30, 2008.  We recognized $31,566 and $93,878 of interest expense during the three- and nine-month periods ended September 30, 2007.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

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

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2008.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Not Applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation for Utah Profit Corporations (3)
10.1	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2002 (4)
10.2	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2002 (4)
10.3	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2002 (4)
10.4	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2002 (4)
10.5	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2002 (4)
10.6	Convertible Promissory Note issued to Janice Atkins dated January 1, 2002 (4)
10.7	Convertible Promissory Note issued to Park-Premier Mining Company dated January 1, 2002 (4)
10.8	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2004 (5)
10.9	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2004 (5)
10.10	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2004 (5)
10.11	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2004 (5)
10.12	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2004 (5)
10.13	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2004 (5)
10.14	Convertible Promissory Note issued to Janice Atkins dated January 1, 2004 (5)
10.15	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (5)
10.16	Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2007 (5)
10.17	Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (5)
10.18	Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2007 (5)
10.19	Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2007 (5)
10.20	Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2007 (5)
10.21	Convertible Promissory Note issued to Janice Atkins dated January 1, 2007 (5)
10.22	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (5)
10.23	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (5)
10.24	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (5)
10.25	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (5)
10.26	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (5)
10.27	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (6)
10.28	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (6)
10.29	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (6)
10.30	Amendment No. 1 to Letter-Form Agreement (Project “A”) (7)
10.31	Amendment No. 1 to Letter-Form Agreement (Project “B”) (7)
10.32	Amendment No. 1 to Letter-Form Agreement (Project “C”) (7)
10.33	First Amended and Restated Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2008 (8)

Regulation S-B Number	Exhibit
10.34	First Amended and Restated Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2007 (8)
10.35	First Amended and Restated Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2008 (8)
10.36	First Amended and Restated Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2008 (8)
10.37	First Amended and Restated Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2008 (8)
10.38	First Amended and Restated Convertible Promissory Note issued to Janice Atkins dated January 1, 2008 (8)
10.39	First Amended and Restated Promissory Note issued to Robert W. Dunlap dated January 11, 2008 (8)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated and filed on February 20, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2001, file number 000-16736.
(5)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 12, 2008, and filed on March 14, 2008.
(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the six months ended June 30, 2008, file number 000-16736.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: November 14, 2008	By:	/s/ Robert W. Dunlap
Robert W. Dunlap, President (principal executive and financial officer)