Form 10-K
period 2008-12-31
PARK PREMIER MINING CO
filed 2009-03-03
CIK 76286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-16736

PARK-PREMIER MINING COMPANY
(Name of registrant as specified in its charter)

Utah	87-6116557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32391 Horseshoe Drive, Evergreen, Colorado	80439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 670-3885

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,998,800 shares as of February 27, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to sell our property;
•	our ability to recover any damages by pursuing litigation;
•	the lack of liquidity of our common stock;
•	the availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PARK-PREMIER MINING COMPANY

ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2008

INDEX

PART I

Item 1.          Business.

Business Development

Park-Premier Mining Company (“Park-Premier”) was incorporated in the State of Utah in 1907.  Park-Premier has one majority-owned subsidiary, Park-Cummings Mining Company, a Utah corporation (“Park-Cummings”).  Park-Premier owns 51% of the issued and outstanding shares of Park-Cummings.  Park-Cummings has no assets and no operations.  Park-Premier holds a note receivable from Park-Cummings (the “Park-Cummings Note”).  As of December 31, 2008 and 2007, the principal and accrued interest owing under the Park-Cummings Note was $887,242 and $776,636, respectively.  Unless otherwise indicated herein, the terms “Company” “we”, “us” or “our” refer to Park-Premier and Park-Cummings.

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

Convertible Notes.  From 1987 through 2008, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued long-term convertible promissory notes (the “Convertible Notes”).  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Sale of Property.  We entered into two letter agreements to sell approximately 333 acres of land in Wasatch County, Utah.  On February 20, 2008, we satisfied all conditions to closing the sale of our property, when our stockholders approved the property sale at a special meeting of stockholders.  On March 12, 2008, we executed amendments to the letter agreements to extend the closing date of the Property Sale (defined below) to April 29, 2008.  As of April 29, 2008, Talisker (defined below) had not satisfied its obligations under the letter agreements.  Talisker cites market conditions as its explanation for non-performance.  We have confirmed the existence of poor market conditions and are evaluating our options and continuing to work with Talisker to come to a compromise that would allow us to close the property sale on terms that honor the original intent of the letter agreements.

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

The closing (“Closing”) of the Property Sale was conditional upon (i) approval by the Company’s directors and stockholders and (ii) execution of two additional letter agreements by the Company and/or related parties, (the Project “B” Letter Agreement and the Project “C” Letter Agreement, respectively), as each is described below.  The Company satisfied all the conditions to Closing on February 20, 2008.

Additionally, the Company agreed to pay any taxes related to the Property prior to Closing and will pay at Closing any mortgage trust deeds, judgments, mechanic’s liens, damages, claims, tax liens and warrants involving the Property which are not removed in the title policy delivered at Closing, and agreed to indemnify and hold Talisker harmless from and against such to the extent related to any events and/or ownership of the Property prior to Closing.  These costs are expected to be approximately $40,000.  No brokerage, finder’s fee or real estate commission is owed by the Company in connection with the transaction.

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

In exchange for the Sale Property, Talisker agreed to (i) pay the Company cash in the amount of $3,250,000 at Closing and (ii) convey by special warranty deed to the Company unimproved, platted single family lots located in Talisker’s “Tuhaye” project in Wasatch County, Utah, (the “Tuhaye Lots”), with a targeted combined value of $3,750,000, within two years of Closing (the “Selection Period”).  The Selection Period may be extended an additional three years as to a certain portion of Tuhaye in the event that the Company has not selected all its Tuhaye Lots and Talisker has not recorded lot plats regarding that certain portion of Tuhaye.

The Tuhaye Lots are to be selected by the Company from Talisker’s property inventory at its Tuhaye project, described below.  The value of the Tuhaye Lots is to be their retail prices at the time of selection, as established by Talisker during the ordinary course of its business and in a manner not intended to discriminate against the Company.  If the value of the selected Tuhaye Lots is less than $3,750,000, then Talisker is to make a lump sum cash payment to the Company equal to such deficit at the end of the Selection Period.  Likewise, if the value of the selected Tuhaye Lots is greater than $3,750,000, then the Company is to make a lump sum cash payment to Talisker equal to such surplus at the end of the Selection Period.

The Tuhaye Lots are located in Talisker’s Wasatch County, Utah project.  Talisker proposed to develop 1,350 residential properties among three communities in Deer Valley, between the Wasatch and Uinta Mountains in the Park City, Wasatch County, Utah area:  (i) Tuhaye, consisting of Arts and Crafts homes accented with stone and timber; (ii) the ski-in, ski-out Empire Pass resort; and (iii) Red Cloud, the most exclusive of the three properties, which includes plans for one-to two-and-a-half-acre properties within a gated community located at the summit of Flagstaff Mountain at Deer Valley Resort.

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

The Company believes that, when market conditions stabilize, it has a reasonable opportunity to profitably sell the Tuhaye Lots by virtue of these amenities and locations.

The Company’s Board of Directors approved the Project “A” Letter Agreement on February 21, 2007.

Project “B” Letter Agreement

As a condition imposed by Talisker Realty to Closing of the Project “A” Letter Agreement, Robert Dunlap, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, and Kathy Dunlap, his spouse, were required to enter into the Project “B” Letter Agreement.  Under the Project “B” Letter Agreement, Robert Dunlap and Kathy Dunlap agreed to enter into a joint venture with Tuhaye LLC, a Delaware limited liability company, with respect to the development and sale of all of Robert Dunlap and Kathy Dunlap’s right, title and interest in approximately 40 acres of land in Wasatch County, Utah (the “Project “B” Acreage”).  Tuhaye is a wholly owned lower-tier subsidiary of Talisker.

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

The Company’s disinterested directors determined that Robert Dunlap’s involvement in the Project “B” Letter Agreement transaction was fair and reasonable and approved the Project “B” Letter Agreement transaction effective August 15, 2007.

Project “C” Letter Agreement

As an additional condition imposed by Talisker Realty to Closing of the Project “A” Letter Agreement, Park-Premier was required to enter into the Project “C” Letter Agreement, which memorializes the agreement of Park-Premier to enter into a joint venture with Ranch 248 LLC, a Delaware limited liability company and a wholly owned lower-tier subsidiary of Talisker, or its designee (“Ranch 248”), with respect to the development and sale of all of Park-Premier’s right, title and interest in approximately 30 acres of land in Wasatch County, Utah (the “Project “C” Acreage”) to Ranch 248.  The Company will convey the Project “C” Acreage to the joint venture at a deemed value of $3,500,000 and the Company and Ranch 248 will jointly develop and sell the Project “C” Acreage.  No brokerage, finder’s fee or real estate commission will be incurred by the Company in connection with the transaction.  The joint venture with Ranch 248 will be managed by two representatives appointed by Ranch 248 and one representative selected by the Company.  Both Ranch 248 and the Company will be prohibited from selling their interests in the joint venture for a period of four years from formation of the joint venture.

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

Employees

We have no full-time employees and do not expect to hire any full-time personnel in the near future.  Our President, Mr. Robert W. Dunlap, is retained on a part-time basis.  See Item 11.  “Executive Compensation.”

Item 1A.              Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.              Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.                 Properties.

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

According to the Water Rights Invoices of Jordanelle Special Services District located in Heber City, Utah, the Company is current on its water rights.  As of the date of this filing, the Property is not covered by insurance.

Historically used in mineral exploration and grazing, the Property has not generated revenue from mineral operations for many years.  Additionally, we have not identified a sufficient quantity or quality of mineralization on the Property, nor do we expect to do so in the future.  Instead, we have held the Property for its real estate development potential as development in the East Elkhorn Mining District has increased.  Prior to the last few years, the East Elkhorn Mining District of Wasatch County had been experiencing substantial development growth.  There are a significant number of competing properties in various stages of development in the East Elkhorn Mining District.  We believe that when market conditions stabilize, the value of the Property will again have a reasonable chance to appreciate.  Management is unable to predict when this may happen and continues to monitor the local conditions.

We have determined that further costs for roads, water, utilities, and development densities associated with developing the Property are prohibitively high and development of the Property solely by the Company would not be feasible.  As a result, in February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing the Property.  See Item 1. “Business – Business Development – Sale of Property – Project “A” Letter Agreement; Project “B” Letter Agreement; and Project “C” Letter Agreement.”

Our stockholders approved the Project “A” and “C” Letter Agreements on February 20, 2008 and we have been unable to close the transactions contemplated in the Project “A”, “B” and “C” Letter Agreements because our buyers have not performed under the Letter Agreements, citing market conditions.  We are evaluating our options and continue to negotiate with Talisker to determine if it will be possible to close the transactions on terms acceptable to us.  See Item 1.  “Business – Business Development – Sale of Property – Project “A” Letter Agreement; Project “B” Letter Agreement; and Project “C” Letter Agreement.”

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

In the Civil Action, plaintiff alleges that in 1999, certain landowners, including us, formed a Utah limited liability company known as EastSide Group, LLC (“Eastside”) to marshal consensus for a coordinated plan to develop certain land in Wasatch County, Utah known as Area B – North, Jordanelle Basin (“Area B – North”).  Plaintiff alleges that on July 31, 2000, the Wasatch County Commission granted a petition filed by Eastside and adopted a Master Plan for development of Area B – North.  Plaintiff alleges that his predecessor in interest also owned land in Area B – North but was not contacted to be a member of EastSide due to the dormant nature of the business entity owning the property and the scattered location of its stockholders.

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

Plaintiff requests a Declaratory Judgment that he is an intended third-party beneficiary to the 2001 Agreement since his land was included in the Master Plan.  Although neither he nor his predecessor were parties to the 2001 Agreement, Plaintiff alleges that he has fully performed all his obligations under it and that the refusal by two of the parties to grant access to him constitutes breach of the 2001 Agreement.  Plaintiff further requests damages due to the breach of $5.5 million, because his land was landlocked and he was unable to consummate a sale of his property.  It appears that this damage claim is directed to other defendants and that such damages are not sought against the Company.  Finally, Plaintiff asks for an easement by necessity for his landlocked property and asserts entitlement to access by private condemnation under Utah law.

On October 28, 2008, the Court granted Defendants’ Motion for Judgment on the Pleadings and dismissed Plaintiff’s claim for easement by necessity and private condemnation under Utah law.  We believe the remaining claims, breach of contract and third-party beneficiary, are without merit and we intend to vigorously contest them.

Item 4.               Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of the stockholders during the fourth quarter of 2008.  However, on February 20, 2008, we held a special meeting of the stockholders to (i) amend the articles of incorporation to increase the authorized shares of common stock from 2,000,000 to 50,000,000 and decrease the par value of the common stock from $0.25 to $0.01 per share; and (ii) approve the sale/development of all of our land, consisting of approximately 333 acres located in Wasatch County, Utah, pursuant to the terms of the Project “A” and “C” Letter Agreements.  A majority of the stockholders entitled to vote at the special meeting was represented at the special meeting by proxy or in person.  The following table shows the number of votes cast for, against, abstentions, and the number of broker non-votes on each matter:
	For	Against	Abstain	Broker Non-Votes
Increase authorized common stock and reduce par value	1,017,775	13,443	2,500	-
Approve the sale of the land	1,029,002	2,216	2,500	-

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this report, no public market exists for our shares and none has existed for many years.

Holders

As of February 27, 2009, there were 834 record holders of our common stock.

Dividends

During the fiscal year ended December 31, 2008, no cash dividends were declared on our common stock.  In the event we are able to close on Project “A” and “C” Letter Agreements as described in Item 1 above, dividends may be paid at some point in the foreseeable future.

Equity Compensation Plan

The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

Convertible Notes

From 1987 through 2008, we entered into various arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors and issued Convertible Notes in connection therewith.  See Item 1. “Business – Business Development – Convertible Notes” and Item 13. “Certain  Relationships and Related Transactions, and Director Independence.”

The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors, which shall not be more than $0.10 per share.  An election to convert the Convertible Notes by the holders is required to convert into shares of the Company’s common stock.  The Convertible Notes were amended in August 2008 to extend the maturity date to December 31, 2009.  Convertible Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table contains the amounts owing under the Convertible Notes as of December 31, 2008 and 2007, including accrued interest:
	Amount of Convertible Notes Outstanding	Number of Common Shares Into Which Convertible Notes may be Converted (1)
December 31, 2007	$1,130,580	11,305,800
December 31, 2008	$1,251,713	12,517,130
_________________
(1)	Calculated based upon a conversion rate of $0.10 per share. The Convertible Notes provide for a conversion price as the Board of Directors may deem appropriate, not in excess of $0.10 per share.

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

Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.  In August 2008, we amended the Loan Agreement to remove the maturity date such that it is a demand note.  Also, under the Loan Agreement, Mr. Dunlap advanced us $15,000 on May 2, 2007, $30,000 on July 18, 2007, $70,000 on November 9, 2007, $30,000 on February 20, 2008, $50,000 on May 16, 2008, and $60,000 on June 16, 2008, all of which is due upon demand.  We issued promissory notes on the dates of the advances in those amounts.  These notes are not past due because no demand for payment has been made.

Item 6.                 Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Since approximately 1985, we have had essentially no operations.  As of the date of this report, we have no source of income.  We must rely entirely upon loans from Robert W. Dunlap, President of the Company, to pay operating expenses.  Without such funding, we will not continue to exist.  There can be no assurance that further loans from Mr. Dunlap will continue in the future.

In February 2007, we entered into the Project “A” and Project “C” Letter Agreements for purposes of selling and developing our Property.  A special meeting of stockholders was held on February 20, 2008 where the Project “A” and “C” Letter Agreements were approved.  We have not been allowed to close the transactions contemplated by the Project “A” and “C” Letter Agreements.  We continue to pursue our options (including litigation) and to negotiate with Talisker in an effort to complete the Property Sale.

Plan of Operation

Over the course of time, we have endeavored to monitor and plan the development of the areas where our Property is located.  We estimate that we will be able to continue our existence only if we complete the Property Sale.  Other than the Property Sale, we have not identified any sources of capital and, therefore, our future remains uncertain.  Our attempts to obtain loans from conventional sources have proved unsuccessful.  If the Property Sale is completed, we will participate in the ownership and development of real property located in Wasatch County, Utah.

Liquidity

Operating activities used cash of $136,067 and $141,056 during 2008 and 2007, respectively.  We received cash from financing activities in the amount of $138,272 and $145,000 in 2008 and 2007, respectively, primarily from the issuance of notes payable in the amount of $140,000 and $145,000 in 2008 and 2007, respectively, to Mr. Dunlap, the President and a director of our Company.

At December 31, 2008, we had a working capital deficit of $1,711,217, compared with a working capital deficit of $1,391,246 at December 31, 2007.  Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses.  We have neither available external sources of debt nor any ability to raise equity funds in the near term and there is no assurance that the officers or shareholders will continue to fund our operations.

Assets

At December 31, 2008, we had total assets of $167,086 compared to total assets of $164,864 at December 31, 2007.  The increase in our total assets is primarily due to the increase in cash from $4,071 at December 31, 2007 to $6,276 at December 31, 2008.  Our Property is comprised of approximately 333 acres of land situated in the East Elkhorn Mining District, Wasatch County, Utah.  See Item 2. “Properties.”  We believe the value of our land is in excess of its carrying value for purposes of financial reporting.

Results of Operations

We have no current operations other than the potential development of our Property and we have not generated any revenue.  We rely entirely upon loans to pay operating expenses.

We incurred net losses during 2008 and 2007 of $284,855 and $400,460, respectively.  The decrease in our net loss is largely due to the decrease in professional fees and in the value of conversion liability offset by the increase in general and administrative fees and interest expense.  Professional fees (including legal and accounting) related to the preparation of our annual reports and accompanying financial statements.  Since we currently have no source of revenue, our working capital will continue to be depleted by expenses.

In August 2008, we reissued Convertible Notes with a conversion price to be determined by our Board of Directors, but no more than $0.10 per share in any event.  The Convertible Notes accrue interest at a rate of 12% annually.  We recognized $149,301 and $128,656 of interest expense related to our Convertible Notes and other outstanding debts during the 2008 and 2007, respectively.

Prior to February 20, 2008, we accounted for the embedded beneficial conversion feature of the Convertible Notes as a derivative instrument requiring liability classification as required by EITF 00-19.  We recognized a gain of $33,388 during 2008 and a loss of $70,008 during 2007 as changes to the value of the conversion liability during those years.  Upon increasing our authorized common stock to 50,000,000 shares pursuant to the stockholder vote at the special meeting, we ceased recognizing changes in the value of the conversion liability associated with the potential settlement of the embedded beneficial conversion feature of the Convertible Notes.  We also reclassified our previously recognized liability for the settlement of the conversion feature in the amount of $7,369,911 to equity in accordance with EITF 06-7.

The Report of the Independent Registered Public Accounting Firm and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about our ability to continue as a going concern.  We have no business operations and, thus, no revenues to cover our expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Item 7A.               Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 8.                 Financial Statements and Supplementary Data.

PARK-PREMIER MINING COMPANY

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Park-Premier Mining Company
Evergreen, Colorado

We have audited the accompanying consolidated balance sheets of Park-Premier Mining Company (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Premier Mining Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced circumstances that raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
March 2, 2009

PARK-PREMIER MINING COMPANY
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$6,276	$4,071
Other current assets	503	486
Total current assets	6,779	4,557

Land and mining claims	160,307	160,307

Total assets	$167,086	$164,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$103,981	$91,704
Accounts payable – officer	2,142	457
Accrued compensation	39,470	20,540
Accrued interest – related parties	277,957	128,656
Notes payable – officer	285,000	145,000
Convertible notes payable – related parties	1,009,446	1,009,446
Total current liabilities	1,717,996	1,395,803

Conversion liability – related parties	—	7,430,299

Total liabilities	1,717,996	8,826,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01, 50,000,000 shares
authorized, 1,998,800 issued and outstanding	19,988	20,000
Discount on common stock	(146,250)	(146,250)
Additional paid-in capital	8,380,851	985,656
Accumulated deficit	(9,805,499)	(9,520,644)
	(1,550,910)	(8,661,238)

Total liabilities and stockholders’ deficit	$167,086	$164,864

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

EXPENSES
General and administrative	$62,255	$2,203
Compensation expense	18,930	20,540
Professional fees	82,101	172,536
Property tax expense	5,656	6,517

Loss from operations	(168,942)	(201,796)

OTHER INCOME (EXPENSE)
Interest expense	(149,301)	(128,656)
Change in value of conversion liability	33,388	(70,008)

Net loss before income taxes	(284,855)	(400,460)

Provision for income taxes	—	—

Net loss	$(284,855)	$(400,460)

Net loss per share	$(0.14)	$(0.20)

Weighted average shares outstanding	1,999,167	2,000,000

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Stockholders’ Deficit

			Discount
			On	Additional		Total
	Common Stock		Common	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2006	2,000,000	20,000	(146,250)	985,656	(9,120,184)	(8,260,778)

Net loss	—	—	—	—	(400,460)	(400,460)

Balance, December 31, 2007	2,000,000	$20,000	$(146,250)	$985,656	$(9,520,644)	$(8,661,238)

Shares redeemed	(1,200)	(12)	—	(1,716)	—	(1,728)

Reclassification of conversion liability	—	—	—	7,396,911	—	7,396,911

Net loss	—	—	—	—	(284,855)	(284,855)
Balance December 31, 2008	1,998,800	$19,988	$(146,250)	$8,380,851	$(9,805,499)	$(1,550,910)

See notes to the consolidated financial statements.

PARK-PREMIER MINING COMPANY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(284,855)	$(400,460)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Change in value of conversion liability	(33,388)	70,008
Changes in operating assets and liabilities:
Accounts payable	12,277	39,765
Accrued interest – related parties	149,301	128,656
Accounts payable – officer	1,685	457
Accrued compensation	18,930	20,540
Other current assets	(17)	(22)
Total adjustments	148,788	259,404
Net cash (used) in operating activities	(136,067)	(141,056)

Cash flows from financing activities:
Proceeds from note payable – officer	140,000	145,000
Purchase of company’s stock	(1,728)	—
Net cash provided by financing activities	138,272	145,000

Net increase in cash	2,205	3,944

Cash, beginning of year	4,071	127

Cash, end of year	$6,276	$4,071

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—
Non-cash reclassification of conversion liability to equity	$7,369,911	$—

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

Basis of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Park-Cummings Mining Company.  All significant intercompany transactions and account balances have been eliminated.  Park-Cummings Mining Company owed $887,242 and $776,636 to the Company at December 31, 2008 and 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2008 or 2007, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the years ended December 31, 2008 and 2007, or 1,999,167 and 2,000,000, respectively.  As discussed in Note 4, the Company has issued convertible notes, which can be converted into common stock approximately 12,517,130 and 11,305,800 shares at December 31, 2008 and 2007, respectively.  These shares have not been considered in the calculation of earnings (loss) per share because doing so would be anti-dilutive.

Fair Value of Financial Instruments

The Company considers that the carrying amounts of financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short-term maturity.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount may not be recovered.  The Company looks primarily to the estimated undiscounted cash flows in its assessment of whether or not long-lived assets have been impaired.  The Company determined that there was no impairment of its long-lived assets as of December 31, 2008 and 2007, respectively.

Fair Value of Conversion Liability - Related Parties

The Company accounts for convertible debt issued in connection with financing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issue Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  EITF 00-19 provides that derivatives should be classified as either equity or a liability.  If the derivative is determined to be a liability, the liability is fair valued each reporting period with the changes recorded to the consolidated balance sheets and consolidated statements of operations.  The Company determined that the embedded conversion feature associated with the related party convertible notes payable qualified as a liability under EITF 00-19.  As such the embedded conversion feature was subject to bifurcation from the host instrument because an insufficient number of authorized common shares existed to settle any conversion of such notes.  Until February 20, 2008, the Company recognized a liability for the potential conversion of the convertible notes.

On February 20, 2008, the Company increased the authorized common shares to 50,000,000, pursuant to stockholder approval.  The Company reclassified the accrued liability for the beneficial conversion feature in the amount of $7,369,911 to equity in accordance with EITF Issue No. 06-7, “Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”

Recently Issued Accounting Standards

In September 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (“EITF 08-5”).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer should not include the effect of a third-party credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The implementation of EITF 08-5 will not materially impact the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”).  EITF 08-4 provides transition guidance with respect to changes made to EITF 98-5, that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for fiscal years ending after December 15, 2008.  The implementation of EITF 08-4 will not materially impact the Company’s financial statements.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that this Statement will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The implementation of SFAS 162 will not materially impact the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets.  Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe this standard will materially impact its financial statements.

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

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for non-financial assets and non-financial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS 157 establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company does not believe this standard will materially impact its financial statements.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders’ equity, (ii) net income to include the net income attributable to the non-controlling interest, and (iii) enhanced disclosure of activity related to non-controlling interests.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe this standard will materially impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009.  The Company does not believe this standard will materially impact its financial statements.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  The Company adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

On January 1, 2007, the Company adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  There was no financial statement impact to the Company as a result of the adoption.

Income Taxes

The Company records deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Other

The Company has no advertising expenses and paid no dividends during the periods presented.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Note 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company continues as a going concern.  The Company has not generated revenue from operations for many years.  In order to maintain the Company’s existence, a major stockholder and an Officer of the Company has loaned the Company funds for working capital.  As discussed in Note 4, the Company has convertible notes payable in the amount of $1,009,446 that were rewritten in August 2008, due December 31, 2009, and demand notes payable in the amount of $285,000.  Without such funding from the major stockholders and rewriting of the convertible notes payable to extend the maturity date of these notes, the Company could not continue to exist.  However, there can be no assurance that funding from these sources will continue in the future or the Company will have sufficient funds to develop its properties.

Note 3 – Common Capital Stock

In accordance with its Articles of Incorporation, the Company received mines and mining claims and services, primarily developed costs, on March 6, 1928, in full payment for its 2,000,000 shares of common capital stock.  The mines and mining claims acquired in 1928 were recorded on the Company’s books at the par value of the shares issued less a discount on the common stock.  The Company’s shares are assessable and there are no unpaid assessments at December 31, 2008.

Note 4 – Convertible Notes Payable - Related Parties

Convertible notes payable were issued by the Company with a conversion price to be determined by the Board of Directors, except the conversion price shall not be more than $0.10 per share.  All notes, including accrued interest, were originally issued in 2001 and were rewritten on January 1, 2002, 2004 and 2007.  In August 2008, the notes were rewritten again with an effective date of January 1, 2008 and are due December 31, 2009.  The notes, as rewritten, call for payment of both principal and interest upon maturity and accrue interest at an annual rate of 12%.  Convertible notes payable are to four individuals and two entities and total $1,009,446 in principal owing at December 31, 2008 and 2007.

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

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

At December 31, 2008 and 2007, the outstanding convertible debt and accrued interest totaling $1,251,713 and $1,130,580 could be converted into 12,517,130 and 11,305,800 shares of common stock, respectively, resulting in 14,515,930 and 13,305,800 total shares of common stock outstanding, respectively (assuming the conversion would have occurred at the end of each such year).

The estimated fair value of the conversion liability, prior to its elimination, was determined using the Black-Scholes formula applying the following assumptions: risk-free interest rate of 4.22% at February 20, 2008 and 4.81% at December 31, 2007; remaining contractual term of three months; volatility of 67%; and an estimated fair value of the underlying stock of $0.74 per share at February 20, 2008 and $0.76 per share at December 31, 2007.  The discount rate was determined by the bond equivalent yield.

In August 2008, the Company issued amended and restated convertible notes payable – related parties with an effective date of January 1, 2008.  The amended convertible notes payable extend the due date of such notes to December 31, 2009.

Also, in August 2008, the Company issued an amended and restated notes payable – officer with an effective date of January 1, 2008.  The amended note payable removes the maturity date of the note such that it is a demand note.  As of December 31, 2008 and 2007, the Company owes $285,000 and $145,000, respectively, of principal and $35,690 and $7,522, respectively, of accrued interest pursuant to these notes payable – officer.

Note 5 – Capital Stock

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

Note 6 – Commitments and Contingencies

Condemnation by the Bureau of Reclamation as part of the Central Utah Project has taken a material part of the Company’s properties.  As such, the value of the Company’s remaining land holdings is stated at cost on the Company’s financial statements.

On October 31, 2007, the Company was named as a defendant in the civil litigation named Terry B. Brodkin v. Tuhaye Golf, LLC, et. al. filed in the District Court of Wasatch County, Utah.  In the lawsuit, the plaintiff seeks to establish access rights to his landlocked property.  The plaintiff also seeks damages in the amount of $5.5 million due to an alleged lost sale of his property caused by being landlocked.  The Company has evaluated the position of the plaintiff’s land relative to the Company’s land and believes that any access rights that may be granted to the plaintiff will not cross the Company’s land.  Furthermore, the Company has assessed the probability of financial loss from this claim as remote.  The District Court dismissed the easement by necessity and private condemnation claims of the Plaintiff, leaving Plaintiff’s “third party beneficiary” claim as the primary claim in the action.  The ultimate outcome of this litigation cannot presently be determined and, accordingly, the financial statements have not been adjusted to allow for a potential loss from the claim.  The Company intends to vigorously contest the claim.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

Note 7 – Related Party Transactions

Funding of Expenditures

The Company has not generated revenue from sales for many years.  The cash requirements of the Company exceed the cash generated by such sales.  The President of the Company, Robert W. Dunlap, has loaned money to the Company.  At December 31, 2008 and 2007, amounts due from the Company to Robert W. Dunlap were $1,409,985 and $1,129,814, respectively, which includes accrued interest and the deferral of a portion of the compensation earned through such dates.  On January 1, 2007, the related party convertible notes payable were modified and reissued, extending the maturity date to December 31, 2009.

Additionally in 2008 and 2007, Mr. Dunlap loaned the Company $140,000 and $145,000, respectively, and the Company issued promissory notes in the amount of $140,000 and $145,000, respectively, to Mr. Dunlap that call for payment upon demand.  These promissory notes are not considered past due, as no demand for payment has been made.

Note 8 – Income Taxes

Deferred tax assets on the balance sheet primarily include Federal net operating loss carryforwards (collectively “NOLs”) which are expected to result in future tax benefits.  Realization of these NOLs assumes that we will be able to generate sufficient future taxable income to realize these assets.  Deferred tax assets also include temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled.

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

At December 31, 2008 and 2007, the Company had NOLs of approximately $1,339,000 and $1,054,000, respectively, available to offset future taxable income.  The Company’s federal NOLs began to expire in 2007 and will continue to do so until 2022.

The Company has approximately $669,000 and $440,000 of deferred tax assets as of December 31, 2008 and 2007, respectively, relating primarily to net operating loss carryforwards.  SFAS 109 requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.  The Company periodically assesses the realizability of our available NOLs to determine whether it believes it will generate enough future taxable income to utilize some portion or all of the available NOLs.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management could not conclude that realization of its deferred tax assets at December 31, 2008 and 2007 was more likely than not, and therefore recorded a valuation allowance to reduce the net deferred tax assets to zero.

PARK-PREMIER MINING COMPANY
Notes to Consolidated Financial Statements

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$508,368	$358,316
Related party payable and accrued interest	121,308	50,875
Other temporary differences	39,280	31,179
	$669,226	$440,370

Net deferred tax asset before valuation allowance	$669,226	$440,370
Valuation allowance	(669,226)	(440,370)
Net deferred tax asset	$—	$—

Note 9 – Land and Mining Claims

Land and mining claims are stated at cost as of December 31, 2008 and 2007.

The Company did not identify sufficient mineral potential to meet the federal requirements to maintain its unpatented mining claims under the United States mining laws and therefore the unpatented claims were withdrawn from mineral entry.

The Company continues its effort to sell or develop its remaining land holdings, after the condemnation of the majority of its acreage by the Bureau of Reclamation.  The Company believes that the fair market value of its land holdings is greater than their cost.

The Company entered into two letter agreements in February 2007, pertaining to the sale and development of its property.  The purchaser has not performed according to the contractual terms and conditions of the two letter agreements; therefore, the sale of the Company’s property has not closed.  The Company is evaluating its options (including litigation) and continuing to negotiate with the purchaser to determine if it will be possible to close the transactions on terms acceptable to the Company.

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

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

The internal control deficiencies noted consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system.  Mr. Dunlap oversees our accounting and general internal control process, allowing him to override our internal control systems.  As we have a very limited staff, we do not have other management staff with financial accounting experience for purposes of crosschecking or advising Mr. Dunlap on our accounting or financial reporting processes.  Our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting.  Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our president and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was not effective during the fiscal year ended December 31, 2008.  Management has determined that (i) our inadequate staffing and supervision, and the resulting ability of management to override our internal control systems, and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

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

Respectfully,
Robert W. Dunlap, President (Principal Executive, Financial, and Accounting Officer)

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The officers and directors of the Company are:

Name	Age	Title(s)
Robert W. Dunlap	56	President, Chief Executive Officer, Chief Financial Officer, and Director
Jeffrey L. Lee	49	Vice President and Director
Steven R. Lee	45	Secretary, Treasurer and Director

The directors of the Company are elected to serve until the next annual stockholders’ meeting or until their respective successors are elected and qualified.  Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual stockholders’ meeting or until removal by the Board of Directors.  Interim replacements for resigning directors and officers are appointed by the Board of Directors.  Directors of the Company receive no compensation to date for their service as directors.  Set forth below are brief descriptions of the recent employment and business experience of the Company’s officers and directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of these Section 16 reports, we believe that during and for the fiscal year ended December 31, 2008, our officers, directors and 10% stockholders timely complied with all Section 16(a) filing requirements.

Item 11.           Executive Compensation.

Compensation Discussion and Analysis

Our executive compensation consists of payment of an hourly fee for services rendered by our Chief Executive Officer (“CEO”).  During 2008, the hourly rate paid to our CEO for his services was $100.  We have accrued all compensation owed to our CEO and do not intend to pay the accrued compensation until we are able to successfully sell our Property or otherwise generate revenue.

The following table sets forth information for the Chief Executive Officer (“CEO”) of the Company, Robert W. Dunlap.  No disclosure need be provided for any executive officer, other than the CEO, whose total annual compensation and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Robert W. Dunlap, President	2008	-0-	18,930	18,930
	2007	-0-	20,540	20,540
	2006	-0-	26,625	26,625

The Company does not have any employment contracts with any of its officers or directors.  See Item 13. “Certain  Relationships and Related Transactions, and Director Independence.”  Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.  Mr. Dunlap, the Company’s president, was not granted any stock options during the fiscal years ended December 31, 2008 and 2007.

Stock Option Plans

The Company has no stock option plans, nor did it grant any options during the period ended December 31, 2008 and it had no options outstanding at that date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of February 27, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by directors and officers of the Company, both individually and as a group:

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent Owned Beneficially (1)
Robert W. Dunlap & Kathy Dunlap (3) 32391 Horseshoe Drive Evergreen, CO 80439	10,984,332(4)	88.0%

Name and Address of Beneficial Owners	Shares Owned Beneficially (1)(2)	Percent Owned Beneficially (1)
AMI Associates (5) 1708 Essex Court St. Charles, IL 60174	507,500	25.4%
Affiliated Mining Inc.(6) 1708 Essex Court St. Charles, IL 60174	1,110,309(7)	35.7%
Jeffrey L. Lee 1708 Essex Court St. Charles, IL 60174	1,927,484(8)	56.4%
Steven R. Lee 41760 E. 1200 N. Gibson City, IL 60936	1,927,484(8)	56.4%
Douglas K. Lee 6653 Conch Ct. Boynton Beach, FL 33437	1,982,160(9)	57.1%
Claudette K. Lee 357 Larsen Street Sycamore, IL 60178	1,927,484(8)	56.4%
Janice M. Atkins 4840 E. Creek Ridge Trail Reno, NV 89509	1,982,160(10)	57.1%
Jeanette M. Johnson 220 North Delilah St. Corona, CA 92879	1,927,484(8)	56.4%
Estate of Bertha Marie Dunlap c/o Judyth Kerlin 7165 E. Louisiana Ave Denver, CO 80224	510,964(11)	20.4%
Lee Family Partnership(12) 1708 Essex Court St. Charles, IL 60174	309,675	13.4%
Candace Thoke 4N235 Wildrose Road St. Charles, IL 60174	309,675(13)	13.4%
All officers and directors as a group (3 persons)	12,911,816(4)(8)	92.9%
__________________
(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from February 27, 2009, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 1,998,800 shares of Common Stock outstanding as of February 27, 2009.

(2)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(3)
Mr. Dunlap is a beneficiary of the estate of Bertha Marie Dunlap, but he is not the executor of the estate.  Bertha Marie Dunlap’s estate is the holder of a Convertible Note that is convertible into 510,964 shares of Common Stock at $0.10 per share.  Mr. Dunlap disclaims beneficial ownership of the shares issuable to Ms. Dunlap’s estate.

(4)	Includes 10,476,832 shares issuable upon conversion of Convertible Notes at $0.10 per share.
(5)	Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice M. Atkins are general partners of AMI Associates.
(6)
Affiliated Mining, Inc (“Affiliated Mining”) is a private company owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, and Janice M. Atkins.  Jeffrey L. Lee, Steven R.

Lee and Claudette K. Lee are officers and directors of Affiliated Mining.
(7)	Includes 1,110,309 shares issuable upon conversion of Convertible Notes at $0.10 per share.
(8)
Includes 507,500 shares held by AMI Associates, 309,675 shares issuable upon conversion of a Convertible Note held by the Lee Family Partnership, and 1,110,309 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(9)
Includes 54,676 shares issuable upon conversion of a Convertible Note at $0.10 per share, 507,500 shares held by AMI Associates, 309,675 shares issuable upon conversion of a Convertible Note at $0.10 per share held by the Lee Family Partnership, 1,110,309 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(10)
Includes 54,676 shares issuable upon conversion of a Convertible Note at $0.10 per share, 507,500 shares held by AMI Associates, 309,675 shares issuable upon conversion of a Convertible Note held by the Lee Family Partnership, and 1,110,309 shares issuable upon conversion of Convertible Notes at $0.10 per share held by Affiliated Mining.

(11)	Includes 510,964 shares issuable upon conversion of a Convertible Note at $0.10 per share.
(12)	The Lee Family Partnership is owned by Jeffrey L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, Janice M. Atkins, and Candace K. Thoke.
(13)	Includes 309,675 shares issuable upon conversion of a Convertible Note at $0.10 per share held by the Lee Family Partnership.

Changes in Control

The Convertible Notes, if converted, have the potential to change the control of the Company.  Robert W. Dunlap would own 88% of the Company if he alone converted his Convertible Notes and 75.7% of the Company if every holder converted their Convertible Notes into common stock.

Equity Compensation Plans

The Company has no equity compensation plan under which equity securities of the Company are authorized for issuance.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our common stock is not traded on any exchange.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  None of the directors are independent because they each hold or control a significant portion of the Company’s outstanding stock.

Loans Made by Shareholders/Affiliates

From 1987 through 2008, we entered into various borrowing, expense and deferral arrangements involving officers, directors and other affiliated persons or entities owned or controlled by officers and/or directors, in exchange for which we issued the Convertible Notes.  The Convertible Notes accrue interest at 12% per annum and are convertible into shares of the Company’s common stock at a price to be determined by our Board of Directors.  The conversion price shall not be more than $0.10 per share.  The Convertible Notes were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

The holders of the Convertible Notes are affiliates of the Company.  Bertha Marie Dunlap, deceased, is the mother of Robert W. Dunlap, the President and a director of the Company.  Affiliated Mining, Inc. is a private company owned by Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson and Janice M. Atkins.  Jeffrey L. Lee, Steven R. Lee, and Claudette K. Lee, are also officers and directors of Affiliated Mining, Inc.  Jeffery L. Lee, Steven R. Lee, Douglas K. Lee, Claudette K. Lee, Jeanette M. Johnson, Janice M. Atkins, and Candace Thoke are Partners of the Lee Family Partnership.

The following table sets forth the amount of Convertible Notes, including accrued interest, payable to each related party as of December 31 of the following years:

Convertible Note Holder	2008	2007	2006
Robert W. Dunlap	$1,047,683	$946,295	$677,881
Affiliated Mining, Inc.	111,031	100,286	89,541
Estate of Bertha Dunlap	51,096	46,152	41,207
Lee Family Partnership	30,967	27,971	24,974
Douglas K Lee	5,468	4,938	4,409
Janice Atkins	5,468	4,938	4,409
Total	$1,251,713	$1,130,580	$842,421

The Convertible Notes were reissued on January 1, 2002, extending the maturity date to January 1, 2004.  The Convertible Notes were reissued again on January 1, 2004, further extending the maturity date to January 1, 2007.  The Convertible Notes were reissued again on January 1, 2007 as demand notes, with all principal and interest due on December 31, 2007, if not sooner paid.  In August 2008, the Convertible Notes were again reissued extending the maturity date to December 31, 2009.

The January 1, 2007 reissued Convertible Notes included additions to principal based upon cash advances made ($66,000), unreimbursed expenses paid ($21,456), fees earned for services rendered by Robert W. Dunlap during the interim periods ($41,111), and accrued interest ($33,197).

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

Under the Loan Agreement, Mr. Dunlap advanced us $30,000 on January 11, 2007 and we issued a promissory note in that amount to Mr. Dunlap, due and payable on December 31, 2007.  In August 2008, we reissued the January 11, 2007 promissory note as a demand note.  Also, under the Loan Agreement, Mr. Dunlap advanced us $15,000 on May 2, 2007, $30,000 on July 18, 2007, and $70,000 on November 9, 2007, $30,000 on February 20, 2008, $50,000 on May 16, 2008, and $60,000 on June 16, 2008, all of which is due upon demand.  We issued promissory notes on the dates of the advances in those amounts.  These notes are not past due because no demand for payment has been made.  As of December 31, 2008, we have accrued interest of $35,690 for these notes.

Property Sale

As a condition imposed by Talisker Realty to Closing of the Project “A” Letter Agreement, Robert Dunlap, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director of the Company, and Kathy Dunlap, his spouse, were required to enter into the Project “B” Letter Agreement.  Under the Project “B” Letter Agreement, Robert Dunlap and Kathy Dunlap agreed to enter into a joint venture with Tuhaye LLC, a Delaware limited liability company, with respect to the development and sale of all of Robert Dunlap and Kathy Dunlap’s right, title and interest in approximately 40 acres of land in Wasatch County, Utah (the “Project “B” Acreage”).  Tuhaye is a wholly owned lower-tier subsidiary of Talisker.

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

The Company’s disinterested directors determined that the Project “B” Letter Agreement transaction was fair and reasonable and approved the Project “B” Letter Agreement transaction, effective August 15, 2007.  See Item 1.  “Business – Business Development – Sale of Property – Project “B” Letter Agreement.”

The Project “B” Letter Agreement was scheduled to close with the Projects “A” and “C” Letter Agreements.  Talisker has not completed the closing of any of the transactions as agreed.

Item 14.             Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountant Ehrhardt Keefe Stiener & Hottman PC are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$19,000	-	$2,500	-
2007	$23,000	-	-	-

There were no other fees, other than those described above.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board of directors in accordance with procedures for the company approved all of the services described above.

PART IV

Item 15.                                Exhibits, Financial Statement Schedules.

Regulation S-K Number	Exhibit
3.1	Articles of Incorporation of the Company as Amended on October 21, 1983 (1)
3.2	Bylaws (2)
3.3	Articles of Amendment to Articles of Incorporation for Utah Profit Corporations (3)
10.1	Convertible Promissory Note issued by Park Cummings Mining Company to Park-Premier Mining Company dated January 1, 2007 (4)
10.2	Loan Agreement between Park-Premier Mining Company and Robert W. Dunlap dated January 11, 2007 (4)
10.3	Promissory Note issued to Robert W. Dunlap dated January 11, 2007 (4)
10.4	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Talisker Realty Limited (4)

Regulation S-B Number	Exhibit
10.5	Letter Agreement dated February 15, 2007 between Robert and Kathy Dunlap and Tuhaye LLC (4)
10.6	Letter Agreement dated February 15, 2007 between Park-Premier Mining Company and Ranch 248 LLC (4)
10.7	Promissory Note issued to Robert W. Dunlap dated May 2, 2007 (5)
10.8	Promissory Note issued to Robert W. Dunlap dated July 18, 2007 (5)
10.9	Promissory Note issued to Robert W. Dunlap dated November 9, 2007 (5)
10.10	Amendment No. 1 to Letter-Form Agreement (Project “A”) (6)
10.11	Amendment No. 1 to Letter-Form Agreement (Project “B”) (6)
10.12	Amendment No. 1 to Letter-Form Agreement (Project “C”) (6)
10.13	First Amended and Restated Convertible Promissory Notes issued to Affiliated Mining, Inc. dated January 1, 2008 (7)
10.14	First Amended and Restated Convertible Promissory Notes issued to Robert W. Dunlap dated January 1, 2008 (7)
10.15	First Amended and Restated Convertible Promissory Note issued to Estate of Bernie Dunlap dated January 1, 2008 (7)
10.16	First Amended and Restated Convertible Promissory Note issued to Lee Family Partnership dated January 1, 2008 (7)
10.17	First Amended and Restated Convertible Promissory Note issued to Douglas K. Lee dated January 1, 2008 (7)
10.18	First Amended and Restated Convertible Promissory Note issued to Janice Atkins dated January 1, 2008 (7)
10.19	First Amended and Restated Promissory Note issued to Robert W. Dunlap dated January 11, 2008 (7)
10.20	Promissory Note issued to Robert W. Dunlap dated February 20, 2008
10.21	Promissory Note issued to Robert W. Dunlap dated May 16, 2008
10.22	Promissory Note issued to Robert W. Dunlap dated June 16, 2008
21	Subsidiaries of Registrant (3)
31.1	Rule 13a-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1983, file number 000-16736.
(2)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 1987, file number 000-16736.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated and filed on February 20, 2008.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the three months ended March 31, 2003, file number 000-16736.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007, file number 000-16736.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated March 12, 2008, and filed on March 14, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the six months ended June 30, 2008, file number 000-16736.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-PREMIER MINING COMPANY

Dated: February 20, 2009	By: /s/ Robert W. Dunlap
Robert W. Dunlap, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Dunlap	President and Director (Principal Executive, Financial, and Accounting Officer)	February 20, 2009
Robert W. Dunlap

/s/ Jeffrey L. Lee	Vice President and Director	February 17, 2009
Jeffrey L. Lee

/s/ Steven R. Lee	Secretary, Treasurer and Director	February 26, 2009
Steven R. Lee